Form 10-Q
period 2010-09-30
Ideal Financial Solutions Inc
filed 2010-11-15
CIK 1302849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Ideal Financial Solutions, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53922	33-0999642
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

5940 S. Rainbow Blvd., Suite 3010
Las Vegas, Nevada, 89118
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (435) 215-0800

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐     NO ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐      NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ] NO [X]

As of November 10, 2010 the registrant had 4,329,055,833 Common Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements      The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Registration Statement on Form 10/A filed with the Securities Exchange Commission on October 12, 2010.

The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

IDEAL FINANCIAL SOLUTIONS, INC.
CONDENSED, CONSOLDIATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2010	2009
	(Unaduted)
ASSETS
Current Assets
Cash and cash equivalents	$187,356	$328,856
Merchant reserves	559,097	286,844
Related party notes receivable - current portion	8,526	25,000
Total Current Assets	754,979	640,700
Property and Equipment, net of accumulated depreciation of
$40,548 and $24,785, respectively	39,076	109,424
Related Party Notes Receivable, net of current portion	-	1,894
Total Assets	$794,0554	$752,018

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$199,406	$328,743
Accrued liabilities	1,591,493	933,230
Deferred revenue	184,248	331,913
Notes payable	17,230	17,230
Total Current Liabilities	1,992,377	1,611,116
Shareholders' Deficit
Series A convertible preferred stock, $0.001 par value; 200,000,000 shares
authorized and outstanding; liquidation preference $10,053	10,053	10,053
Undesignated preferred stock, $0.001 par value; 300,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 8,000,000,000 shares authorized;
4,329,055,833 shares, 4,319,055,833 shares outstanding, respectively	4,329,056	4,319,056
Additional paid-in capital	2,331,863	2,309,454
Accumulated deficit	(7,869,294)	(7,497,661)
Total Shareholders' Deficit	(1,198,322)	(859,098)
Total Liabilities and Shareholders' Deficit	$794,054	$752,018

See the accompanying notes to the condensed consolidated financial statements

IDEAL FINANCIAL SOLUTIONS, INC.
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue, net of refunds	$595,364	$1,947,528	$5,606,155	$5,164,021
Expenses
Marketing and advertising	5,244	874,438	2,577,464	2,544,115
Customer service	174,345	203,365	460,080	550,597
Salaries	230,294	160,605	721,164	383,918
Professional fees	113,314	207,096	510,271	428,695
General and administrative	231,203	271,644	1,714,061	450,619
Total Expenses	754,400	1,717,148	5,983,040	4,357,942
Income (Loss) from Operations	(159,036)	230,380	(376,885)	806,077
Other Income (Expense)
Interest expense	-	(324)	-	(41,611)
Other income	25	1,341	5,252	1,662
Net Other Income (Expense)	25	1,017	5,252	(39,949)
Net Income (Loss)	$(159,011)	$231,397	$(371,633)	$766,128

Basic Earnings (Loss) Per Share	$-	$-	$-	$-
Diluted Earnings (Loss) Per Share	-	-	-	-

See the accompanying notes to the condensed consolidated financial statements

IDEAL FINANCIAL SOLUTIONS, INC.
CONSENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine
	Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(371,633)	$766,128
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Common stock issued for services	-	79,005
Share-based compensation	45,033	12,600
Depreciation and amortization	17,940	16,137
Changes in operating assets and liabilities:
Merchant reserves	(272,253)	(207,685)
Other assets	1,278	-
Accounts payable	(124,871)	73,047
Accrued liabilities	729,132	(171,538)
Deferred revenue	(147,665)	183,140
Net Cash Provided by (Used in) Operating Activities	(123,039)	750,836
Cash Flows from Investing Activities
Advances on related party notes receivable	-	(24,238)
Purchase of property and equipment	(18,461)	(102,280)
Net cash Used in Investing Activities	(18,461)	(126,518)
Cash Flow from Financing Activities
Redemption of common stock	-	(147,319)
Principal payments on notes payable	-	(279,851)
Net Cash Provided by (Used in) Financing Activities	-	(427,170)
Net Change in Cash	(141,500)	197,146
Cash at Beginning of Period	328,856	151,705
Cash at End of Period	$187,355	$348,853

Supplemental Cash Flow Information
Cash paid for interest	$-	$41,611

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued upon conversion of accrued compensation	$-	$60,000
Land issued to officers in payment of accrued salary	70,870	-
Common stock surrendered in payment of loan	17,090	-

See the accompanying notes to the condensed consolidated financial statements

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s 2010 Form 10/A filed on October 12, 2010 with the SEC.  Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Ideal Financial Solutions, Inc. is incorporated under the laws of the State of Nevada and has 10 wholly-owned subsidiaries, which, with Ideal Financial Solutions, Inc., are referred to herein as the Company.

The Company markets and sells a suite of online software solutions to customers for monthly subscription fees that enable the customers to access the Company’s software solutions online and to receive related customer support. The Company’s software includes education, support and automated online tools intended to enable customers to create additional cash resources, to reduce or eliminate non-asset-building debt and to build financial independence. The suite of software solutions is marketed by the Company and through independent marketing organizations (marketing partners) that are paid a portion of the monthly subscription fees or a one time payment for referral. The Company initiates credit card and eCheck charges to customers for the monthly subscription fees that are collected through merchant clearing accounts.

Principles of Consolidation – The accompanying consolidated financial statements include the operations, transactions and balances of Ideal Financial Solutions, Inc. and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – At December 31, 2009, the Company had a stockholders’ deficit of $859,098 and current liabilities exceeded current assets by $970,416. At September 30, 2010, the Company had a stockholders’ deficit of $1,198,322 and current liabilities exceeded current assets by $1,237,398. The Company suffered a loss during the nine months ended September 30, 2010 of $371,633. Current liabilities and the net loss for the nine months ended September 30, 2010 included a $707,500 charge for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant, as further discussed in Note 5. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon obtaining additional financing and obtaining profitable operations. There is no assurance that the Company can obtain financing under acceptable terms.

Revenue Recognition – Monthly subscription fees vary and are based on the services provided to customers including access to one or more of the Company’s online suite of software solutions. Subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and credit card charge-backs based on historical experience rates.

Subscription fees received in advance of service as revenue are deferred until earned.  Deferred revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 were $184,248 and $331,913, respectively.  Refunds and credit card charge-backs are estimated and accrued in the same period the revenue is earned. Accrued refunds for the nine months ended September 30, 2010 and the year ended December 31, 2009 were $83,681 and $62,547, respectively and are included in Accrued Liabilities.

Earnings (Loss) Per Share –The computations of basic earnings (loss) per share are based on net income (loss) divided by the weighted-average number of common shares outstanding during the period, adjusted for qualified participating securities, using the if-converted method, when the qualified participating securities are dilutive. Diluted earnings (loss) per share are calculated by dividing net income (loss) assuming dilution by the weighted average number of common shares and potentially dilutive shares of common stock issuable upon conversion of non-participating shares. The potential common shares issuable upon exercise of warrants included in diluted earnings (loss) per share are determined by the treasury stock method.

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

At September 30, 2010, there were 33,016,000 warrants that were excluded from the calculation of diluted earnings per share, as the exercise prices of the warrants were in excess of market price of the common stock and would have been anti-dilutive. At September 30, 2010, there were participating common stock equivalents from convertible preferred stock of 2,000,000,000 shares that were excluded from the computation of basic loss per share and at September 30, 2009 there were 480,040,000 warrants that were excluded from the calculation of diluted loss per share because their effects would have been anti-dilutive.

The calculations of basic and diluted earnings (loss) per share were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(156,559)	$231,720	$(371,633)	$766,130
Weighted-average common shares outstanding	4,329,055,833	3,688,119,107	4,326,894,661	3,588,211,495
Effect of participating Series A convertible preferred stock	-	2,000,000,000	-	2,000,000,000
Basic weighted-average common shares outstanding	4,329,055,833	5,688,119,107	4,326,894,661	3,588,211,495
Dilutive effect of outstanding warrants	-	85,714,286	-	227,446,345
Diluted weighted-average common shares outstanding	4,329,055,833	5,773,833,393	4,326,874,661	3,588,211,495
Basic earnings (loss) per share	$-	$-	$-	$-
Diluted earnings (loss) per share	-	-	-	-

Recently Enacted Accounting Standards - In October 2009, the Financial Accounting Standards Board (‘FASB”) issued a new accounting standard that provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

NOTE 2 – NOTES PAYABLE

From 2004 through 2007, the Company borrowed under the terms of unsecured promissory notes from investors. The notes totaling $17,230 were all in default and were currently due as of September 30, 2010 and December 31, 2009.

NOTE 3 – SHAREHOLDERS’ EQUITY

Common Stock – On February 28, 2010, the Company awarded to an officer a total of 10,000,000 shares of unvested common stock. The common stock awarded vests over a one-year period if the officer is employed on February 28, 2011. The Company has not and will not deliver the related stock certificates to the officers and employees until the service requirement has been fulfilled. The market value of Company’s common stock on February 28, 2010 was $0.0034 per share, or a total of $34,000, and is being recognized as compensation expense over the period the common shares vest.

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

On July 17, 2009, the Company awarded selected officers and key employees a total of 24,000,000 shares of unvested common stock. The common stock awarded to each officer or employee vests over a one year period if the officer or employee is employed on June 30, 2010. All such shares vested on June 30, 2010 and were delivered to the respective officers.  The market value of Company’s common stock on July 17, 2009 was $0.0021 per share, or a total of $50,400, and is being recognized as compensation expense over the period the common shares vest and is included in salaries expense in the accompanying consolidated financial statements.

Compensation expense charged against operations for these stock-based awards during the nine months ended September 30, 2010 and 2009 was $45,033 and $12,600, respectively.  Compensation expense charged against operations for these stock-based awards during the three months ended September 30, 2010 and 2009 was $8,500 and $12,600 respectively.  This compensation expense is included in salary expense in the accompanying consolidated financial statements.  As of September 30, 2010 unrecognized stock-based compensation was $14,167 and will be recognized over the remaining vesting term of six months. The fair value of the unvested common stock at September 30, 2010 was $6,667.

In June of 2010, a director of the Company repaid a loan from the Company through the redemption of 5,260,000 shares of stock valued at $12,624, which were added to treasury and recorded in Additional Paid-in Capital.

Warrants – In 2005 and 2006, the Company issued warrants to purchase 480,040,000 shares of common stock at exercise prices from $0.0001 to $0.0075 per share. These warrants were issued to investors with no expiration date and vested at the dates issued. There was no activity in the warrants during the nine months ended September 30, 2010 or 2009. Warrants outstanding at September 30, 2010 and December 31, 2009 consisted of the following:

Exercise
Warrants	Price
200,000,000	$0.0001
14,600,000	$0.0008
41,336,000	$0.0013
208,424,000	$0.0031
11,680,000	$0.0063
4,000,000	$0.0075
480,040,000

NOTE 4 – RELATED PARTY TRANSACTIONS

In August 2010, the Company transferred title of land in California to two officers of the Company in payment of accrued wages.  The land had been acquired from a collateralized notes receivable that went into default.  The basis of the land and appraised value were $70,870.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment agreement – In July 2003, the Company entered into employment agreements with its chief executive officer, and its executive vice president. In 2010, the Company entered into employment agreements with its chief operating officer and its chief financial officer. The employment agreements have no defined termination date and provide for an annual base compensation with annual reviews and adjustments. Employee agreements exist for other key management positions with varying annual base compensation and a twelve-month duration with an option to extend in perpetuity.

Merchant Claim – During 2009, the Company was notified of a claim from a merchant for alleged credit card fines and penalties incurred in excess of the reserves held by the merchant in the amount of $115,320. The Company has requested substantiation of the fines and penalties; however, the claimant has been unable to substantiate the claim.  The Company is negotiating with the claimant, is currently unable to estimate the outcome or the potential loss that may be incurred, if any, and believes that any loss that may be incurred as a result of this claim has been adequately provided for in the accompanying consolidated financial statements, however, the outcome is uncertain.

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Merchant Claim – During 2010, the Company was notified of a claim from a merchant account processor for fines and penalties incurred in excess of the reserves held by the merchant in the amount of $1,317,500.  The fine was assessed by VISA, who had recently changed their rules to allow them to assess a fine of $100 per credit card charge-back to processors who must collect it from the merchant.  The $1,317,500 represents 7,025 charge-backs during the months of March and April of 2010 and 6,100 charge-backs during May and June of 2010 and a $5,000 audit fee.  Through negotiating with the processor and their negotiating in turn with VISA, and by the Company shutting down its merchant account activity, VISA agreed to suspend $610,000 of the fine.  The $707,500 was assessed by VISA and collected from the merchant account processor.  The Company is negotiating with the merchant account processor as to whether the Company is required to reimburse the merchant account processor and the amount of that reimbursement; but, for financial reporting purposes, the Company has determined that it is probable that the Company will have to pay $707,500 to the merchant account processor. Therefore, the Company recorded a $707,500 expense during the second quarter 2010 and reflects the related liability in its balance sheet at September 30, 2010.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words.   These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the risk factors noted in the section entitled “Risk Factors” below and other cautionary statements throughout this Report and our other filings with the SEC.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Unless the context requires otherwise, all references to “Ideal,” “we,” “Ideal Financial Solutions, Inc.,” or the “Company” in this Report refer to Ideal Financial Solutions, Inc. and all of its consolidated subsidiaries.

Company Overview

We provide a suite of online, subscription–based software solutions for debt elimination, cash management, bill payment and wealth creation.  In addition, these programs come with debt reduction coaching and customer service.

Our principal product offering is our Cashflow Management Tool, which has two components.  The first is a debt management and reduction software called iDebtManager.  iDebtManager is a web-based application used by customers to organize a debt payment plan.  The second is called iBillManager, which interfaces with a third-party, electronic bill-payment system called Metavante (recently acquired by Fidelity), which uses electronic debit transactions to automate all bill payments for customers.

We currently provide Internet-based debt management and wealth building services to over 80,000 customers.  We plan to continue to build upon our success, strengths, and reputation as a leading and reliable provider of automated finance management software. With the success in our marketing campaigns, we have been able to see a large increase in revenues and profitability over the last few years, which have allowed us to pay off our interest-bearing debt, expand our management team to further our growth and expand our pursuits to increase stockholder value through greater market penetration, additional services and profitability.

Management believes that we are well positioned in the marketplace as a supplier of subscription-based cash management services in all fifty states. By leveraging the existing scalability of our system, our strategic marketing partners and world-class customer service partners, we believe that we can continue to grow at a strong rate over the long term.

Online subscriptions to our services mainly come from potential customers seeing an offer for our services on the websites of third-party vendors, referred to as lead providers. The websites contain a description of our services, the terms and conditions of our agreement with the customer, the customer’s agreement with those terms and conditions by a click on the website and a link to a credit card payment web page.

Since credit card fraud is so prevalent on the Internet, one solution the Company has implemented is to accept payment for their service by eCheck. The acceptance of payment by check is governed and protected by the federal government. Beginning in July of 2010, all of the Company's new business is through eCheck. This may limit expansion of, and even lead to contractions in, our revenue.

General Outlook

We have generated a net loss during the third quarter of 2010 ended September 30, 2010, which is a change from the net income generated in the second quarter of 2010 but contributes to total net loss for the nine months ended September 30, 2010.  Revenues of our services have decreased as we have begun the process of migrating our business from credit card sales to the eCheck or Check 21 system.   In addition, our accrued liabilities and total expenses for the nine months ended September 30, 2010 have increased due to a fine in connection with excessive charge-back refunds on our VISA account. We are currently negotiating with VISA to resolve the issue and hope to reduce the fine assessed.

We have completed our registration with the SEC under the Securities Exchange Act of 193 and anticipate that our stock will be traded on the OTC Bulletin Board after a broker files the required forms with FINRA.  We have also increased our customer service footprint by hiring a consultant with over 25 years experience with the anticipation of building an in-house customer service facility to better serve our customers.

Finally, we are branching our marketing efforts into new areas including providing our services to the clients of companies that specialize in offering loans including payday loan companies, credit unions and mortgage companies.

Results of Operations – Quarters Ended September 30, 2010 and 2009

The following discussions are based on the consolidated balance sheets as September 30, 2010 and statement of operations for the three months ended September 30, 2010 and 2009 and notes thereto.

Revenues and Cost of Revenues

Revenues are achieved through offering subscriptions to our various online applications for automating debt reduction, cash management and wealth building. Revenues from sales of our services for the three months ended September 30, 2010 were $595,364, a decrease of $1,352,164 from $1,947,528 for the three months ended September 30, 2009.

Following the first quarter of 2010, we incurred a high volume of charge-backs on credit card transactions.   We determined that this was caused by one particular lead provider who omitted our customer service contact information and telephone number from the terms and conditions of our agreement on their website.  Without this customer service telephone number, customers, who normally would have contacted the Company and requested a refund, instead were left with no option other than to contact their bank to request a charge-back to their credit card. Upon identifying this problem, we immediately terminated our relationship with this lead provider.   We have also changed our method for receipt of payment from credits cards to eCheck or Check 21 system. Our revenues for the quarter ended September 30, 2010 have decreased as a result of the termination of this marketing partner and change of our method for receiving payments;  however, we are seeking to establish relationships with new lead providers and address credit card processing issues and have some promising contacts.

Expenses

Total operating expenses for the three months ended September 30, 2010 were $754,400, a decrease of $962,746 from expenses of $1,717,146 for the three months ended September 30, 2009.  The decrease in operating expenses was due to decreases in all categories of operating expenses commensurate with our revenues for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 with the exception of the $707,500 fine that was included in general and administrative expense and salaries.

Our marketing expenses decreased by $869,194, to $5,244, in the three months ended September 30, 2010, from $874,438 in the three months ended September 30, 2009.  This decrease in marketing expenses is a result of ceasing our affiliation with a certain lead provider and relying upon repeat customers, which require no marketing expenditures.  Our customer service expenses decreased by $29,018, to $174,345, in the three months ended September 30, 2010 from $203,363 in the three months ended September 30, 2009. The increase in customer service expense is due to a new initiative by the Company to expand and improve our customer service.

Expenses relating to salaries increased by $69,689, to $230,294, in the three months ended September 30, 2010 from $160,605 in the three months ended September 30, 2009 as a result of adding new employees to payroll.  Expenses relating to professional fees decreased by $93,782, to $113,314, in the three months ended September 30, 2010 from $207,096 in the three months ended September 30, 2009 due to the expenses related to reporting with the SEC from additional accounting staff, audit and attorney fees.  Our general and administrative expenses decreased by $40,441, to $231,203, in the three months ended September 30, 2010 from $271,644 in the three months ended September 30, 2009. The decrease in general and administrative expenses is due to decreases in overall operations.

Our other expenses decreased because interest expense was $0 in the three months ended September 30, 2010 as we have no interest-bearing debt.

For three months ended September 30, 2010, we have reported net loss of $156,559, which represents a change of $388,279 compared to our net income of $231,720 for the three months ended September 30, 2009.   The principal drivers of this decrease in net income are: decrease in new customer sales, revenue coming out of deferral and being recognized and a reduction in most expenses, offset by the accrual of a fine.

Results of Operations – Nine Months Ended September 30, 2010 and 2009

The following discussions are based on the consolidated balance sheets as September 30, 2010  and statements of operations for the nine months ended September 30, 2010 and 2009 and notes thereto.

Revenues and Cost of Revenues

Revenues from sales of our services for the nine months ended September 30, 2010 were $5,606,155, an increase of $442,134 from $5,164,021 for nine months ended September 30, 2009.   Sales in the first half of 2010 increased year-over-year due to a partnership with a new marketing affiliate who aggressively found new customers.

Following the first quarter of 2010, we incurred a high volume of charge-backs on credit card transactions.  We determined that this was caused by one particular lead provider who omitted our customer service contact information and telephone number from the terms and conditions of our agreement on their website.  Without this customer service telephone number, customers, who normally would have contacted the Company and requested a refund, instead were left with no option other than to contact their bank to request a charge-back to their credit card. Upon identifying this problem, we immediately terminated our relationship with this lead provider.  Our revenues for the nine-months ended September 30, 2010 were not significantly harmed by this termination; however, we experienced a decline in revenue in the three months ended September 30, 2010 and expect to see a decrease for the remainder of 2010 as we seek to establish relationships with new lead providers and address credit card processing issues.

Expenses

Total operating expenses for the nine months ended September 30, 2010 were $5,983,040, an increase of $1,625,098 from $4,357,942 for the nine months ended September 30, 2009.  The increase in operating expenses was due to increases in most categories of operating expenses commensurate with our increase in revenues for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 and a fine assessed against the Company.

Our marketing expenses increased by $33,349, to $2,577,464 in the nine months ended September 30, 2010, from $2,544,115 in the nine months ended September 30, 2009.  This decrease in marketing expenses is a result of a decrease in new customers, as our marketing expenses largely consist of the fee we pay to referral sources for customer leads.  Our customer service expenses decreased by $90,515, to $460,080, in the nine months ended September 30, 2010 from $550,595 in the nine months ended September 30, 2009. The decrease in customer service expense is due to increased scrutiny of the activity and requirements of our customers and from the overall reduction of new customers.

Expenses relating to salaries increased by $337,246, to $721,164, in the nine months ended September 30, 2010 from $383,7918 in the nine months ended September 30, 2009 as a result of adding new employees to payroll.  Expenses relating to professional fees increased by $81,576 to $510,271 in the nine months ended September 30, 2010 from $428,695 in the nine months ended September 30, 2009 due to the expenses related to reporting with the SEC from additional accounting staff, audit and attorney fees.  Our general and administrative expenses increased by $1,263,442, to $1,714,061, in the nine months ended September 30, 2010 from $450,619 in the nine months ended September 30, 2009. The increase in general and administrative expenses is due to increases in overall operations and the accompanying expenses and the assessment of a fine of $707,500.

Our other expenses decreased because interest expense was $0 in the nine months ended September 30, 2010, as we have no interest-bearing debt.

For nine months ended September 30, 2010, we have reported a net loss of $371,633, which represents a decrease of $749,481,137,7614 compared to our net income of $766,130 for the nine months ended September 30, 2009.  Our net loss is largely due to the accrual of a fine assessed to us for excessive credit card refunds of $707,500, which is included in general and administrative expenses.

Liquidity and Capital Resources

Cash Flow

We used $123,039 in cash for operations during the nine months ended September 30, 2010 compared to obtaining $750,834 from operating activities during the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, our primary source of cash has continued to be from operations.  We used cash to pay down $124,871 in accounts payable, but used cash to fund a large increase in accrued liabilities of $729,132 for which the majority is an accrual of a probable fine related to excessive refunds on merchant accounts.  We reduced accrued salary to the CEO and President by transferring the title of our land to them.  Accrued wages were reduced by the value of the land, $70,870.  With a decrease in new customers, our deferred revenue has come out of deferment providing $147,665 in cash.  Merchant reserves have increased as new online payment systems have been put into place requiring cash of $272,253.  We used $18,461 in cash to invest in computer and phone equipment and had no financing activities.

For the nine months ended September 30, 2009, we obtained cash through operations and an increase to deferred revenue of $183,140 and an increase in accounts payable of $73,047 and used it to pay $171,537 in accrued liabilities, $207,685 in cash was used to accommodate increases in merchant reserves.

For the nine months ended September 30, 2009, our primary source of cash was from operations.  We freed up cash by paying for services with common stock valued at $79,005 and an increase in accounts payable of $73,047.  In 2009, because of our new model for lower cost subscriptions rather than high priced service for a few individuals, we experienced a large increase in revenue and consequently an increase in deferred revenue $183,140.   Similarly, merchant reserves increased as revenues increased, which used $207,685 in cash.  We also used $102,280 to purchase land, computer and phone equipment.  Finally, financing activities included $147,319 of cash to redeem 62,294,467 shares of common stock and place them in treasury, a loan of $24,238 to employees as interest bearing notes and we paid off $279,851 in notes payable.

Capital Expenditures.

We expect capital expenditures during the next 12 months to include upgrades to our software product or the purchase of new software.  We will need to fund such expenditures with revenues or through borrowing or by selling equity securities.

Current and Expected Liquidity.

As of September 30, 2010, we had cash and cash equivalents of $187,356 and current assets of $754,979.  As of September 30, 2010, we had current liabilities of $1,992,377, which is made up of $199,406 in accounts payable, $1,591,493 in accrued liabilities, $184,248 in deferred revenue and $17,230 in notes payable, creating a working capital deficit of $1,237,398.

Our $1,591,493 in accrued liabilities as of September 30, 2010 is made up of $682,027 in accrued salaries earned by the CEO, COO and President during the period 2004-2007, $83,681 in accrued refunds, $118,285 is accrued payroll and other miscellaneous liabilities and $707,500 in a fine assessed against the Company for excessive credit card refunds. The Company’s legal counsel is currently evaluating the fine and is in negotiations to resolve the balance and terms of payment, if any; however, payment has been deemed “probable” and therefore was accrued.

As of December 31, 2009, we had cash and cash equivalents of $328,856 and current assets of $640,700.   As of December 31, 2009, we had current liabilities of $1,611,116, which is made up of $328,743 in accounts payable, $933,230 in accrued liabilities, $331,913 in deferred revenue and $17,230 in notes payable, creating a working capital deficit of $970,416.

Our $933,230 in accrued liabilities as of December 31, 2009 is made up of $783,054 in accrued salaries earned by the CEO and President during the period 2004-2007, $62,547 in accrued refunds and $87,629 in accrued payroll and other miscellaneous liabilities.  The accrued salary does not bear interest, has no payment schedule or priority and is paid out of profits when management believes operations will not be impacted negatively.

 Our cash resources are not sufficient to meet our operating needs for the next 12 months unless we are able to generate positive cash flow from operations.  Otherwise, we will be required to seek outside capital funding.

We have relied on cash from operations as the sole source of cash for the past three years.  We have used our positive cash flow from the last two years to pay down external debt and begin paying down accrued salaries and other liabilities, while increasing operations and staff and commencing the process of registering with the SEC.

Due to a streamlined business model and corporate structure, our fixed cash requirements are between $200,000 and $250,000 per month; we currently are able to meet these cash requirements through revenues from our current customers, which generally generates $350,000 to $650,000 in cash per month.  Even with increased expenses associated with being a reporting company, we expect to be able to experience positive cash flow to cover planned operations (but not extraordinary events) if operations continue at current levels.    Because of recent changes in credit card merchanting rules and the Company’s recent loss of a significant credit card processing relationship, there is a risk that net cash flow will not continue at current levels during the remainder of 2010, and we may be required to seek additional capital and reduce expenditures.

Due to recent changes in credit card merchanting rules and regulations, certain online activity has become limited.  As a result, our total online activity in relation to total sales is limited, which may limit our access to cash for operations.  In addition, as previously described, we experienced a result a high volume of chargebacks on credit card transactions in early 2010, which lead to increased minimum merchant reserve levels in the second quarter of 2010, as evidenced by the $272,253 in cash used to finance our merchant reserves.  We expect merchant reserve requirements to remain high into the future.  We have taken steps to remedy this new limitation by seeking new avenues of electronic payment such as ACH and eCheck options.   We believe that these remedies will permit the Company to offset most of the effect of the changes in merchanting rules and increases in reserve requirements in the short term and create an environment for growth long-term.

We also lost our relationship with this same credit card processor as a result of the chargebacks in 2010, and were notified of a related $707,500 fine. We may pursue relationships with other credit card processors and, since our marketing, customer service and other expenses generally decrease proportionately with revenue, we expect to be able to offset much of the reduction in cash receipts with reductions in cash expenses. However, until we can provide credit card processors with assurance that our transactions will not result in significant chargebacks and can enter into additional processing relationships, these credit card processing limits may harm our cash flow during the remainder of 2010.

To the extent we experience a net reduction in cash flow, or are unable to reduce or negotiate extended payment terms for the $707,500 fine, we may be required to raise additional capital. In the event that we need additional capital, because we do not have traditional assets such as equipment, inventory or trade receivables, our access to traditional institutional financing is limited; however, we believe that any effort to raise additional capital would benefit from our absence of significant external debt, guaranties, off-balance sheet financing or similar long term liabilities. To raise additional capital, we would need to issue debt and/or equity securities, including potentially warrants and convertible securities. We do not have any commitments from any party to provide any such capital but do believe we could raise additional capital if needed.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this Report before deciding to invest in shares of our common stock.  In addition to historical information, the information in this Report contains forward-looking statements about our future business and performance.  Our actual operating results and financial performance may be different from what we expect as of the date of this Report.  The risks described in this Report represent the risks that management has identified and determined to be material to our company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

Our accountants have included an explanatory paragraph in our annual audited financial statements regarding our status as a going concern.

Our  financial statements included in the Report have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated as of August 16, 2010. This doubt is based on the fact that, as of December 31, 2009, we had a stockholders’ deficit of $859,098, and current liabilities exceeded current assets by $970,416. In addition, during the second quarter of 2010, we incurred a $707,500 charge for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant.

Our operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control.  Factors that may affect our operating results include the following:

•	additions and losses of customers;
•	additions or losses of marketing and referral partners, or changes in the number or quality of clients referred by continuing marketing and referral partners;
•	our ability to enhance our services and products with new and better functionality;
•	costs associated with obtaining new customers, improving our products and expanding our management team and number of advisors;
•	new product announcements or introductions or changes in pricing by our competitors;
•	technology and intellectual property issues associated with our products; and
•	general economic trends, including the level of concern by the general public about debt and debt reduction.

If in future periods our operating results do not meet the expectations of investors, our common stock price may fall.

We may be unable to raise capital needed to pay current liabilities or for operations going forward or may be required to pay a high price for capital.  Due to our large working capital deficit of $1,237,398, we may not have enough capital to fund operations.

As of September 30, 2010, our current liabilities exceeded our current assets by $1,237,398.  We may need as much as $1 million from operations or financing in order to pay obligations and continue operations.  We also expect our general and operating expenses to increase by approximately $150,000 in 2011 as we become subject to the public company reporting requirements, and we expect that amount to increase significantly in late 2011 as we become subject to certain internal control requirements.

If cash generated from operations does not increase as expected, or we experience unexpected increases in expenses, we will likely need to raise additional capital.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

•	the availability and cost of capital generally;
•	our financial results;
•	the experience and reputation of our management team;
•	market interest, or lack of interest, in our industry and business plan;
•	the price and trading volume of, and volatility in, the market for our common stock;
•	our ongoing success, or failure, in executing our business plan;
•	the amount of our capital needs; and
•	the amount of debt, options, warrants and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital, which in the long run may lead to a contraction of our business and losses.

We are dependent on a concentrated number of referral sources, and a material reduction of new referrals from any of our significant referral sources would harm our financial results.  Our relationships with our most significant lead provider in 2009 as terminated in 2010, and a separate relationship that accounted for over 90% of our revenue in the first quarter of 2010 was terminated in the second quarter of 2010.

Historically, a significant portion of our revenues has been referred through a limited number of lead providers.   In August 2009, our relationship with a lead provider that had referred to us customers accounting for 83% of our new client revenue during the first eight months of 2009 terminated.   In April, 2010, our relationship with a lead provider that had referred to us customers accounting for over 90% of our new client revenue in the first quarter of 2010 was terminated.   On average, we lose approximately 20% of our new customers per month and retain only about 20% of new customers longer than five months.  As a result, the termination of this relationship has lead to declining growth in the third quarter of 2010 and may continue to lead to decline in the growth rate, and a contraction in revenue, in the 2010 and 2011.

We have entered into agreements with other lead providers and entered into cost per acquisition arrangements, upon which we may become substantially dependent upon in the future.  Our relationships with lead providers have historically been unstable and, as a result, our revenue may increase or decrease significantly for period-to-period as a result of the addition or loss of a significant lead provider.  Our dependence on third-party referral sources for new customers creates a risk that the termination of such relationship will lead to a significant reduction in revenues and revenue growth.

In addition, we have received a demand letter in November 2010 that we reimburse a credit card processing company for a $707,500 fine arising from an excessive number of credit card charge-backs to VISA resulting in part from a failure of a lead provider to utilize terms and conditions in an agreed-upon format.  We have taken subsequent steps to reduce the risk of similar events in the future; nevertheless, there remains a risk that we will again have relationships with lead providers who do not use agreed-upon terms and conditions or otherwise take steps that lead to increases in the number of customers seeking refunds. This would lead to a large number of charge-backs and likely harm our reputation in the market place, relationship with credit card processors and others and lead to substantial write-offs and fines.

We may be required to reimburse credit card processors for fines imposed by VISA and other companies.

Historically, most of our revenues have come from online subscriptions involving monthly credit card payments.   To process these payments, we have been dependent upon a number of credit card processing companies, who in turn, have relationships with VISA, MasterCard and other credit card companies.

Online subscriptions to our services mainly come from potential customers seeing an offer for our services on the websites of third-party vendors, referred to as lead providers. The websites contain a description of our services, the terms and conditions of our agreement with the customer, the customer’s agreement with those terms and conditions by a click on the website and a link to a credit card payment web page.

Following the first quarter of 2010, we incurred a high volume of charge-backs on credit card transactions.   We determined that this was caused by one particular lead provider having omitted our customer service contact information and telephone number from the terms and conditions of our agreement on their website.  Without this customer service telephone number, customers, who normally would have contacted us and requested a refund, instead were left with no option other than to contact their bank to request a charge back to their credit card. Upon identifying this problem, we immediately terminated our relationship with this lead provider.

As a result of the high number of chargebacks, a key credit card processor increased its minimum merchant reserve levels in the second quarter of 2010 and eventually terminated its processing relationship with us.  Following the second quarter of 2010, we learned that VISA had charged the credit card processor with a $707,500 fine associated with these chargebacks, which fine the credit card processor allegedly paid and for which it is seeking indemnification from us.   Our agreements with this processor and other processors may be read to require us to reimburse the credit card processor for such fines, without any opportunity to intercede with VISA or otherwise defend against the claims.   The $707,500 fine already imposed has significantly harmed our profitability and liquidity in the near term.   Additional fines, particularly if substantial in size, would limit our ability to continue as a going concern.

Our capacity to process revenue has been constrained as a result of the loss of a credit card processor relationship and may be subject to additional constraints.

Historically, most of our revenues came from online subscriptions involving monthly credit card payments. To process these payments, we have been dependent upon a number of credit card processing companies, who in turn, have relationships with VISA, MasterCard and other credit card companies. For reasons described in the previous paragraph, a credit card processor on which we were substantially dependent terminated its relationship with us. As a result of the loss of a major processor, we have experienced a reduction in our capacity to process credit card transactions, which will limit our ability to maintain and expand revenues in the near future. For this and other reasons, we have been forced to use alternative forms of electronic transactions suitable for online business such as eCheck. Such transactions, if unavailable, will limit our ability to maintain and expand revenues and meet our obligations.

If we fail to differentiate ourselves in the marketplace and develop our brand recognition or otherwise compete, our revenues and profitability will be impaired.

We are in the business of providing software-based debt management, bill payment and financial management solutions.  We believe that our principal competitors include mint.com, youneedabudget.com and mvelopes.com.   We also compete to some extent with numerous nonprofit or for-profit debt consolidation services and well as financial advisers.  The market for our products and services is highly competitive.  Especially in light of the recent recession, the debt management business is evolving and growing rapidly, and companies are continually introducing new products and services.

We compete with other software-based solutions on the features and effectiveness of our product offerings, price, customer service and the effectiveness of our automatic bill payments system. In general, our primary weakness is our lack of name recognition in the market place.   Many of our existing and potential competitors have longer operating histories, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.  The profitability of our business depends upon our continuing to attract new customers, while retaining existing subscribers.  If we are unable to strengthen our brand, differentiate ourselves in the marketplace and otherwise compete with the numerous competitors in our market place, our growth may slow and/or we may begin contracting and experiencing net losses.

Our business has benefitted from the recent economic downturn and may be harmed by a recovery.

The recent recession, together with the tightening of lending standards, caused many consumers to experience cash flow difficulties and become more aware of the risks of significant borrowing.  These negative economic experiences, and a general interest in debt reduction and conservative cash flow management, have led to significant growth in our business over the last two years.  As the U.S. economy recovers, consumers may lose interest in cash management and reduction of debt, which could lead to slower growth in customers and even an overall net loss in the number of customers.  If this occurs, we will likely experience decreasing revenues and increasing net losses.

We are dependent on a third party to provide certain software that is integral to our iBillManager offering.

The iBillManager component of our Cashflow Management Tool interfaces with a third-party, electronic bill-payment system licensed from Metavante (recently acquired by Fidelity). The services agreement pursuant to which we offer iBillManager is subject to termination by either party upon 90 days advanced notice at the end of each annual renewal of the agreement. Without such services, we may not be able to continue to offer the iBillManager portion of our Cash Management Tool, which may disrupt our service, lead to the loss of customers and harm our business.

Our operations are subject to potential disruption from system failure and security risks that could lead to a loss of customers and harm our business.

Our Cash Management Tool runs on our Internet website, rather than customers’ computers, and is utilized by our customers through the Internet.   Our ability to operate is dependent upon our ability to protect our website and network against interruptions, damages and other events that may harm our ability to provide services to our customers on a short-term or long-term basis and may lead to lawsuits, customer losses, liabilities and harm to our reputation. We may not have in place adequate quality assurance procedures or may fail to detect inadequacies until problems arise. If we are unable to identify problems on a timely basis, we could experience a loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

 Interruptions in service, transmissions of viruses and other problems arising from one of, or a combination of, a natural disaster, power outage, unauthorized access, computer virus, equipment, software or system failure or other disruption could result in, among other things, significant repair and recovery expenses and extensive customer losses and otherwise lead to a decrease of revenues, increase in expenses or adverse affect on our business, financial condition and results of operations.

In addition, financial and other personal information of our customers resides on servers we control.  Despite precautions, unauthorized third parties may gain access to our customers’ personal and financial information as a result of lapses in security measures implemented by our Internet provider or by our company, or as a result of a intentional wrongdoing by employees of our company.  If such unauthorized access occurs, the consequences to us and our business would be severe.  These may include, for example, lawsuits by customers, expenses associated with required and recommended remedial action, legal or other action by governments and loss of reputation and customers, any of which would harm our business and financial condition.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, operating results will suffer.

In order to successfully implement our business strategy, we must achieve substantial growth in our customer base through additional sales.  We may not achieve such growth, despite significant expenditures for marketing. If achieved, significant growth would place increased demands on our management, accounting systems, infrastructure and systems of financial and internal controls.  Rapid growth would also require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. This would require an increase in the number of our personnel, particularly within customer service and technical support. Because of competition for employees and difficulties inherent in hiring, retaining and training large numbers of service and support personnel in a short period of time, we may be short staffed at times or be staffed with relatively inexperienced personnel. Our labor, administrative, professional fees and other costs may also increase. Any failure to expand our technical and personnel infrastructure with our business could lead to a decline in the quality of our sales, marketing, service, or other aspects of our business and lead to a long-term decline in revenue.

If we are unable to keep up with evolving industry standards and changing user needs, our business is likely to suffer, and we may need to deploy significant company resources to keep up with evolving industry standards and changing user needs.

The products in our cash flow management, debt payment and other markets are continuously evolving as technology and customer expectations evolve.  As our customers’ expectations and industry standards continue to evolve, our success will depend, in part, on our ability to timely and accurately identify emerging trends and to modify our offerings accordingly. We may be unable to modify our proprietary technology, obtain licenses for key third-party technologies or integrate technologies rapidly and efficiently enough to keep pace with emerging trends. We may fail to identify and invest in technologies that subsequently dominate the industry, and we may build our offerings around, and invest in, technologies that fail to achieve a substantial foothold in the industry. In addition, new industry standards or technologies could render our services obsolete and unmarketable or require substantial reduction in the fees we charge. Any failure on our part to properly identify, invest in and adopt new technologies that subsequently achieve market acceptance in a timely and cost effective manner could lead to a substantial reduction in our market share, a reduction in our revenue and an increase in our operating costs. Any such decrease in revenues, or increase in costs, would harm our business, financial condition and results of operations.

 Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle and could harm our business and reputation.

Litigation regarding intellectual property rights is common in the software industry. Cash flow and debt management software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves or that we license from third parties. Third parties may bring claims of infringement against us, or against others from whom we license intellectual property, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

•	cease making, selling, incorporating or using products or services that rely upon the disputed intellectual property;
•	obtain from the holder of the intellectual property right a license to make, sell or use the disputed intellectual property, which license may not be available on reasonable terms, or at all;
•	redesign products or services that incorporate disputed intellectual property;
•	pay monetary damages to the holder of the intellectual property right; and
•	spend significant amounts of time and money defending such a dispute.

The occurrence of any of these events could result in substantial costs and diversion of resources or could severely limit the products and services we can offer, or delay the delivery of products and services, which could seriously harm our business, operating results, reputation and financial condition.

If our protection of our intellectual property is inadequate, our competitors may gain access to our technology, our competitive position could be harmed, we could be required to incur expenses to enforce our rights, and our business may suffer.

We depend on our ability to develop and maintain the proprietary aspects of our technology.  We do not own any patents, copyrights, trademarks or other intellectual property registrations.  We seek to protect our trade secrets and other proprietary information through a combination of contractual provisions, confidentiality procedures, and common law copyright and trademark principles, but these actions may be inadequate. Protection of our intellectual property is subject to many risks, including the following:

•
we have not applied for copyright registrations with respect to our proprietary rights in our core Cashflow Management Tool or related methods or ideas, and common law rights associated with copyrights and trade secrets afford only limited protection;

•	our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology;
•	despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary;
•	confidentiality may be compromised intentionally or accidentally by contractors, customers, other third parties or our employees; and
•	others may develop independently equivalent or superior technology or intellectual property rights.

We are dependent upon key personnel who may leave at any time and may be unable to attract qualified personnel in the future, which could harm our anticipated growth, implementation of current business plans and may impair our financial performance.

We are highly dependent upon the continued services of our senior management team. As a result of our recent growth and the number of new customers, we are constantly evaluating our executive and management resources. To the extent our executive officers and managers are parties to employment agreements, such agreements are terminable at will by such employees. If one or more of our executives or senior managers were to leave, particularly if several were to leave within a short period of time, we may experience a significant disruption in our ability to attract and retain customers, maintain and update our product offerings, and complete significant transactions in a timely and competent manner. In addition, we may be unable to recruit competent replacement personnel on a timely basis. The loss of the services of key executive or management personnel could harm our ability to execute our business plan and may impair our financial performance.

Compliance with corporate governance and public disclosure requirements may result in additional expenses.

We are be subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.  The requirements include, without limitation, the obligation to file annual, quarterly and current reports with the SEC, to have in place certain controls and procedures and other obligations.   Compliance with our disclosure and other obligations may consume a large amount of management attention and require significantly increased expenditures on legal, accounting and other services.  This may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Registration under the Securities Exchange Act also makes us subject to certain liability provisions, which may create additional avenues for shareholders and regulators to make claims against the company.

Our directors, executive officers and principal stockholders have effective control of the company, preventing non-affiliate stockholders from significantly influencing our direction and future.

Our directors, officers, and 5% stockholders and their affiliates control approximately 65% of our outstanding shares of voting stock and are expected to continue to control a majority of our outstanding voting stock following any financing transactions projected for the foreseeable future.  These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors.  This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

There is a public market for our stock, but it is thin and subject to manipulation.

The volume of trading in our common stock is limited and can be dominated by a few individuals.  In addition, many brokerages are refusing to trade in, or implement substantial restrictions on trading in, stock reported on the Pink Sheets.  The limited volume, and trading restrictions, can make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

The market price of our common stock may be harmed by our need to raise capital.

We need to raise additional capital in the near future and expect to raise such capital through the issuance of common stock and other rights with respect to common stock.  Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock.   In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or otherwise, may harm the market price of our common stock.

The market price for our common stock is volatile and may change dramatically at any time.

The market price of our common stock, like that of the securities of other smaller companies, is highly volatile.  Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•	intentional manipulation of our stock price by existing or future stockholders;
•	short selling of our common stock or related derivative securities;
•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
•	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
•	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure; and
•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

 Our ability to issue Preferred Stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile takeovers.

Under our Articles of Incorporation, we are authorized to issue up to 500 million shares of Preferred Stock and 8 billion shares of common stock without seeking stockholder approval. Any issuance of such Preferred Stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of Preferred Stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

The Board of Directors is authorized to effect a reverse split in its discretion at any time prior to January 15, 2011, which reverse split may have an adverse affect on the value of our common stock and may cause the holdings of certain holders to be eliminated.

Our stockholders have approved a resolution that gives the Board of Directors the right to effect, or determine not to effect, a reverse split of the common stock and Series A Preferred Stock at any time before January 15, 2011 at any ratio between 10:1 and 500:1 determined by the Board of Directors to be appropriate.  The purpose of effecting any reverse split would be to cause the market price of the Company’s common stock to increase to a level that makes it more attractive to at least some institutional and retail traders who systematically avoid stock that trades below $.01.

In general, because the reverse split will affect all shares of common stock and Series A Preferred Stock equally, its primary effect should be to increase the market price of the common stock at a ratio that is directly inverse to the reverse split ratio.  For example, in a 100:1 reverse split, the market price of the common stock should increase 100 times, and the number of outstanding shares held by each holder should decrease to 1/100 of the prior number; however, pursuant to the resolution, the number of authorized shares of common stock and Preferred Stock that the Board of Directors is authorized to issue would be consolidated at a ratio equal to ¼ of the reverse split ratio (e.g. in connection with a 100:1 reverse split, the authorized shares of common stock and Preferred Stock would be reduced at a 25:1 ratio).  As a result, any reverse split will effectively increase the number of shares of authorized common stock and Preferred Stock that can be issued by the Board of Directors without stockholders approval.

In addition, if the reverse split is effected, some stockholders may own fewer than one hundred shares of common stock.  A purchase or sale of less than one hundred shares (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers.  Therefore, those stockholders who own less than one hundred shares following a reverse split may be required to pay higher transaction costs when they sell their shares of common stock.

Finally, when a company, particularly an issuer of low-priced or penny stock, effects a reverse split, market prices for the post-split stock often trade at levels that are below those that would be consistent with the reverse split ratio.  As a result, effecting the reverse split may result in a reduction of the market capitalization of the Company and the value of the share holdings of each individual stockholder.

We are unlikely to pay dividends on our common stock in the foreseeable future.

We have never declared or paid dividends on our stock.  We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business.  We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our stock.  This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price.

Our common stock is a “low-priced stock” and subject to regulations that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock.  In general, a low-priced stock is an equity security that:

•	Is priced under five dollars;
•	Is not traded on a national stock exchange, such as NASDAQ or the NYSE;
•
Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

•	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
o	bid and offer price quotes and volume information;
o	the broker-dealer’s compensation for the trade;
o	the compensation received by certain salespersons for the trade;
o	monthly accounts statements; and
o	a written statement of the customer’s financial situation and investment goals.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2010.

Critical Accounting Policies and Estimates

Management based the preceding discussion and analysis of our financial condition and results of operations on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

•           Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Significant estimates include the recoverability of merchant reserves, revenue returns and refunds, share-based compensation forfeiture rates, and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from management’s estimates and assumptions.

•           Merchant Reserves – Online subscription-based services require the use of credit card merchant accounts. The merchant clearing companies retain a portion of collected fees to cover possible loss from chargebacks and refunds. Upon a satisfactory period with a merchant clearing company, the percent of cash held in reserve is reduced and paid to the Company.

•           Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expense for the years ended December 31, 2009 and 2008 was $5,114, and $980, respectively.

•           Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. If it is determined that the carrying value of an asset will not be recovered, the carrying value is written down to the asset’s fair value determined by the discounted net cash flows from the asset. No impairment of long-lived assets was recognized during the three months ended March 31, 2010 or the years ended December 31, 2009 or 2008.

•           Revenue Recognition – Monthly subscription fees vary and are based on the services provided to customers including access to one or more of the Company’s online suite of software solutions. Subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and credit card charge-backs based on historical experience rates.

Subscription fees received in advance of service as revenue are deferred until earned.  Deferred revenue as of September 31, 2010 and December 31, 2009 were $184,248 and $331,913, respectively.  Estimated refunds and credit card charge-backs are estimated and accrued in the same period the revenue is earned. Accrued refunds as of September 30, 2010 and December 31, 2009 were $83,681 and $62,547, respectively and are included in Accrued Liabilities.

•           Marketing and Advertising – The Company has contracts with independent marketing organizations (marketing partners), which marketing partners are paid a portion of the monthly subscription fees, or one time payments, for referrals of customers or for directing prospective customers to the Company’s websites. The cost of the services provided are recognized as marketing and advertising expense at the date the referrals are received and the obligation under the contracts is incurred.

•           Concentration Risk – During the first quarter of 2010, the Company had a marketing partner that provided 82% of all advertising leads.  The Company’s relationship with this marketing partner was terminated during the second quarter of 2010.  During 2009, the Company had a different marketing partner that provided 70% of all advertising leads.  This marketing partner discontinued providing services to the Company in August 2009.

•           Customer Service – The Company outsources a large portion of customer service to an unaffiliated company and is billed for the customer support provided on an hourly basis. Customer support expenses are recognized as incurred.

•           Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes. Deferred income taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and on tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred income tax assets when it is not more likely than not that the deferred income tax assets will be realized.

•           Computer Software Costs – The Company charges all software development costs to research and development until technological feasibility has been established.  Technological feasibility has been established when a detail program design has been completed or the completion of a working model, after which additional development costs and updates are capitalized. After technological feasibility has been established, maintenance costs are expensed as incurred.

•           Share-Based Compensation Plan – The Company accounts for issuances of stock-based compensation to employees and consultants in accordance with generally accepted accounting principles, which require the recognition of the cost of the services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award or the fair value of the consideration received, whichever is more reliably measureable. Compensation expense is recognized over the period during which service is required to be provided in exchange for the award (the vesting period).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.  Controls and Procedures

(a)      Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b)      There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item; however, certain risk factors are identified in a section entitled “Risk Factors” in Item 2 of Part I of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5.  Other Information

None

Item 6.  Exhibits

a)           See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ideal Financial Solutions, Inc.

November 15, 2010	By: /s/ Steven L. Sunyich
Date	Steven L. Sunyich,
Chief Executive Officer

November 15, 2010	By: /s/ Benjamin M. Larsen
Date	Benjamin M. Larsen
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith