Form 10-K
period 2010-12-31
Ideal Financial Solutions Inc
filed 2011-03-28
CIK 1302849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission file number: 000-52158

Ideal Financial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0999642
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5940 S. Rainbow Blvd., Suite 3010 Las Vegas, Nevada, 89118
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  801-302-2251

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, par value $.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [  ] NO [X]

The aggregate market value of approximately 10,100,000 shares held by nonaffiliates of the registrant on June 30, 2010, based upon the average bid and asked price of the common shares on the OTC Markets of $0.30 per share (as adjusted for the 200:1 stock consolidation) on June 30, 2010, was approximately $3,030,000.  Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded.

As of March 15, 2011, the registrant had 22,246,661 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements can be identified by the use of forward-looking words such as “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,”  “expect,” or similar words.  These statements relate to our, and, in some cases, our clients’ or business partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements.  It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under “Item 1A. Risk Factors.”  You are also encouraged to review our other filings with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect our future results.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

We effected a 200:1 consolidation (or reverse split) of our Common Stock and Series A Preferred Stock on January 6, 2011;  all share and per share amounts in this Report have been adjusted to reflect the 200:1 consolidation.

PART I

Item 1.  Business.

Overview

Ideal Financial Solutions, Inc. (“we”, “us”, the “Company” or “Ideal”) provides a suite of online, subscription–based software solutions for debt elimination, cash management, bill payment and wealth creation.  In addition, these programs come with debt reduction coaching and customer service.

Our principal product is our Cashflow Management Tool, which has two components.  The principal component subscribed for by most customers is a debt management and reduction software called iDebtManager. iDebtManager is a web-based application used by customers to organize a debt payment plan.  The second add-on component is called iBillManager, which interfaces with a third-party, electronic bill-payment system called Metavante (recently acquired by Fidelity), which uses electronic debit transactions to automate all bill payments for customers.

Our iDebtManager and iBillManager provide the online tools that make financial success a reality by making it automatic. iDebtManager automates the way consumers receive and pay bills to effectively accelerate the elimination of all non-asset building debt and manage cash flow.  iBillManager provides discipline, structure, convenience and controlled automation of transactional financial management.  Together, iBillManager and iDebtManager provide seamless automation of Ideal’s core Cashflow Management Tool.

After customers complete their personalized CashFlow Analysis, their plan results are automatically downloaded into an online iDebtManager Account.  Each month their iDebtManager Account provides an updated description of all payments required to maximize their CashFlow Management Plan.  With easy online access, customers can add or delete creditors from their plan at anytime.

Market Opportunity

Statistics published by the Federal Reserve as of December 31, 2010 indicate that the total amount of consumer debt outstanding remained fairly steady in 2010, at nearly $2.4 trillion dollars.   According to the Federal Reserve’s G.19 report on consumer credit, as of March 2010 roughly 36%, or $852.6 billion, of this consumer debt was revolving credit, which is credit that is repeatedly available as periodic repayments are made. The most common type of revolving credit is credit card debt.

Following the recent economic downturn, this debt load has forced many Americans into bankruptcy.  According to a August 17, 2010 news release by the U.S. Courts, there were 1,572,597 bankruptcy filings in the one-year period ended June 30, 2010, up 20 percent over the prior year.

With job growth expected to be slow coming out of this recession and debt remaining high, we anticipate that many people will be seeking assistance managing their existing debt, and avoiding unnecessary additional debt.  Our mission and business is to provide consumers with solutions to help eliminate existing debt and strategies to avoid unnecessary debt in the future.

Marketing and Distribution

We partner with online marketing companies and drive direct traffic through Google Adwords, email marketing and other cost per acquisition (CPA) campaigns that provide leads and customers. Customers are directed to our club websites such as www.ibuildwealthclub.com, with services being fulfilled through our online club site and call centers.

We primarily distribute our products and services through our website and through direct mail compact discs.

Competition

We are in the business of providing software-based debt management, bill payment and financial management solutions.  We believe that our principal competitors include mint.com, youneedabudget.com and mvelopes.com.   We also compete to some extent with numerous nonprofit or for-profit debt consolidation services as well as financial advisers.  The market for our products and services is highly competitive.  Especially in light of the recent recession and slow recovery in the job market, the debt management business is evolving and growing, and companies are continually introducing new products and services.

We compete with other software-based solutions on the features and effectiveness of our product offerings, price, customer service, name recognition and the effectiveness of our automatic bill payments system. Our relative strengths and weaknesses vary on a competitor-by-competitor basis. In general, our relative strengths include the ease of use and effectiveness of our automatic bill payment system, and our relative weaknesses include our lack of name recognition in the market place.

Many of our existing and potential competitors have longer operating histories, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.  To compete with these companies, we rely primarily on Internet marketing including pay-per click advertising on Google, email marketing, search engine optimization and strategic marketing partners.

Dependence on a Concentrated Number of Customers

We have many thousands of individual customers and are not reliant upon any single customer or group of major customers.  During our most recent fiscal year, no customer  accounted for more than 1% of our revenue.

Towards the end of 2010, we entered into agreements with companies who pay Ideal for access to our club software and customer service.  They, in turn, market and provide club membership to their customers.  Our dependence on client companies creates a risk that the termination of such relationship will lead to a significant reduction in revenues and revenue growth.

Intellectual Property

Proprietary Intellectual Property.  None of our products or services is subject to any patents, patent applications or registered copyrights.  We believe that our primary software application, Cashflow Management Tool, is protected by common law copyrights; however, to protect our Cashflow Management Tool software and other innovations, we rely principally on trade secret and contract law in the United States to protect our proprietary rights. We generally enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our technologies, content and other proprietary information.  We also do not grant to our customers rights to access our software source code. These agreements and our policies are intended to protect our intellectual property, but we cannot assure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or unauthorized disclosure. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, our efforts may not be sufficient or successful. It may be possible that some of our innovations may not be protectable. If third parties were to use or otherwise misappropriate our source code, other copyright materials, trademarks, service marks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in costly and distracting litigation to enforce our rights.

We have not registered any trademarks with the U.S. Patent and Trademark Office or filed any application for the registration of the trademarks.

Licensed Intellectual Property.  The iBillManager component of our Cashflow Management Tool interfaces with a third-party, electronic bill-payment system licensed from Metavante; Metavante was recently acquired by Fidelity.  The services agreement pursuant to which we offer iBillManager is subject to termination by either party upon 90 days advanced notice at the end of each annual renewal of the agreement.  If Metavante were to terminate, or decline to renew, such agreement, we believe that we could identify a suitable replacement service; however, we may not be able to acquire and integrate such replacement service on a timely basis and such service may not include identical features and may have less favorable pricing.

Government Regulation

Other than business license requirements, laws and regulations applicable to substantially all entities in the jurisdictions in which we operate, we do not need any material government approvals in connection with our businesses and are not subject to material government regulation.

Research and Development

The Company spent $0 on research and development during 2010 and $3,000 on research and development during 2009, none of which was funded by customers.

Environmental Laws

We do not use hazardous substances in our operations and have not incurred, and do not expect to incur, material costs associated with compliance with environmental laws at the federal, state and local levels.

Employees

The Company employs 18 full-time employees, of which 8 work in management, 7 are customer service agents and three are administrative.  The Company has one part-time, administrative employee.

Item 1A.  Risk Factors.

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

Our financial statements included in the Report have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated as of March 25, 2011. This doubt is based on the fact that, as of December 31, 2010, we had a stockholders’ deficit of $1,186,874, and current liabilities exceeded current assets by $1,220,616. In addition, during the second quarter of 2010, we incurred a charge of approximately $1,000,000 for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control.  Factors that may affect our operating results include the following:

	additions and losses of customers;
	additions or losses of marketing and referral partners, or changes in the number or quality of clients referred by continuing marketing and referral partners;
	our ability to enhance our services and products with new and better functionality;
	costs associated with obtaining new customers, improving our products and expanding our management team and number of advisors;
	new product announcements or introductions or changes in pricing by our competitors;
	technology and intellectual property issues associated with our products; and
	general economic trends, including the level of concern by the general public about debt and debt reduction.

If in future periods our operating results do not meet the expectations of investors, our Common Stock price may fall.

We may be unable to raise capital needed to pay current liabilities or for operations going forward or may be required to pay a high price for capital.  Due to our large working capital deficit of $1,220,616, we may not have enough capital to fund operations.

As of December 31, 2010, our current liabilities exceeded our current assets by $1,220,616.  We may need as much as $1 million from operations or financing in order to pay obligations and continue operations.  We also expect our general and operating expenses to increase by approximately $150,000 in 2011 as we become subject to the public company reporting requirements, and we expect that amount to increase significantly in late 2011 as we become subject to certain internal control requirements.

If cash generated from operations does not increase, or we experience unexpected increases in expenses, we will likely need to raise additional capital.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

	the availability and cost of capital generally;
	our financial results;
	the experience and reputation of our management team;
	market interest, or lack of interest, in our industry and business plan;
	the price and trading volume of, and volatility in, the market for our Common Stock;
	our ongoing success, or failure, in executing our business plan;
	the amount of our capital needs; and
	the amount of debt, options, warrants and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital, which in the long run may lead to a contraction of our business and losses.

We are dependent on a concentrated number of referral sources, and a material reduction of new referrals from any of our significant referral sources would harm our financial results.  Our relationship with our most significant lead provider in 2009 was terminated in 2009, and a separate relationship that accounted for over 25% of our revenue in 2010 was terminated in the second quarter of 2010.

Historically, a significant portion of our revenues has been referred through a limited number of lead providers.   In August 2009, our relationship with a lead provider that had referred to us customers accounting for 83% of our new client revenue during the first eight months of 2009 terminated.   In April, 2010, our relationship with a lead provider that had referred to us customers accounting for over 90% of our new client revenue in the first quarter of 2010 (and 25% of overall revenue in 2010) was terminated.   On average, we lose approximately 20% of our new customers per month and retain only about 20% of new customers longer than five months.

We have had agreements with other lead providers upon which we may become substantially dependent upon in the future.  Our relationships with lead providers have historically been unstable and, as a result, our revenue may increase or decrease significantly from period-to-period as a result of the addition or loss of a significant lead provider.  Our dependence on third-party referral sources for new customers creates a risk that the termination of such relationship will lead to a significant reduction in revenues and revenue growth.

In addition, we received a demand letter in November 2010 that we reimburse a credit card processing company for a $1,000,000 fine arising from an excessive number of credit card charge-backs to VISA resulting in part from a failure of a lead provider to utilize terms and conditions in an agreed-upon format.  We have taken subsequent steps to reduce the risk of similar events in the future; nevertheless, there remains a risk that we will again have relationships with lead providers who do not use agreed-upon terms and conditions or otherwise take steps that lead to increases in the number of customers seeking refunds. This would lead to a large number of charge-backs and likely harm our reputation in the market place, relationship with credit card processors and others and lead to substantial write-offs and fines.

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

As a result of the high number of chargebacks, a key credit card processor increased its minimum merchant reserve levels in the second quarter of 2010 and eventually terminated its processing relationship with us.  Following the second quarter of 2010, we learned that VISA had charged the credit card processor with a $1,000,000 fine associated with these chargebacks, which fine the credit card processor allegedly paid and for which it is seeking indemnification from us.   Our agreements with this processor and other processors may be read to require us to reimburse the credit card processor for such fines, without any opportunity to intercede with VISA or otherwise defend against the claims.  The $1,000,000 fine already claimed has significantly harmed our profitability and liquidity in the near term.   Additional fines, particularly if substantial in size, would limit our ability to continue as a going concern.

Our capacity to process revenue has been constrained as a result of the loss of a credit card processor relationship and may be subject to additional constraints.

Historically, most of our revenues came from online subscriptions involving monthly credit card payments. To process these payments, we have been dependent upon a number of credit card processing companies, who in turn, have relationships with VISA, MasterCard and other credit card companies. For reasons described in the previous paragraph, a credit card processor on which we were substantially dependent terminated its relationship with us. As a result of the loss of a major processor, we have experienced a reduction in our capacity to process credit card transactions, which will limit our ability to maintain and expand revenues in the near future. For this and other reasons, we have been forced to use alternative forms of electronic transactions suitable for online business such as eCheck, ACH and Check21. Such transactions, if unavailable, will limit our ability to maintain and expand revenues and meet our obligations.

If we fail to differentiate ourselves in the marketplace and develop our brand recognition or otherwise compete, our revenues and profitability will be impaired.

We are in the business of providing software-based debt management, bill payment and financial management solutions.  We believe that our principal competitors include mint.com, youneedabudget.com and mvelopes.com.   We also compete to some extent with numerous nonprofit or for-profit debt consolidation services as well as financial advisers.  The market for our products and services is highly competitive.  Especially in light of the recent recession, the debt management business is evolving and growing rapidly, and companies are continually introducing new products and services.

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

Even if the U.S. economy does not recover in the short-term we may experience a loss in customer base because people who are unemployed or initiate bankruptcy protection typically do not use our services.   This would also result in decreasing revenues and increasing net losses.

We are dependent on a third party to provide certain software that is integral to our iBillManager offering.

The iBillManager component of our Cashflow Management Tool interfaces with a third-party, electronic bill-payment system licensed from Metavante (acquired by Fidelity in 2009). The services agreement pursuant to which we offer iBillManager is subject to termination by either party upon 90 days advanced notice at the end of each annual renewal of the agreement. Without such services, we may not be able to continue to offer the iBillManager portion of our Cash Management Tool, which may disrupt our service, lead to the loss of customers and harm our business.

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

In addition, financial and other personal information of our customers resides on servers we control.  Despite precautions, unauthorized third parties may gain access to our customers’ personal and financial information as a result of lapses in security measures implemented by our Internet provider or by our company, or as a result of an intentional wrongdoing by employees of our company.  If such unauthorized access occurs, the consequences to us and our business would be severe.  These may include, for example, lawsuits by customers, expenses associated with required and recommended remedial action, legal or other action by governments and loss of reputation and customers, any of which would harm our business and financial condition.

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

Litigation regarding intellectual property rights is common in the software industry. Cash flow and debt management software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property that we developed ourselves or that we license from third parties. Third parties may bring claims of infringement against us, or against others from whom we license intellectual property, which may be with or without merit. We could be required, as a result of an intellectual property dispute, to do one or more of the following:

	cease making, selling, incorporating or using products or services that rely upon the disputed intellectual property;
	obtain from the holder of the intellectual property right a license to make, sell or use the disputed intellectual property, which license may not be available on reasonable terms, or at all;
	redesign products or services that incorporate disputed intellectual property;
	pay monetary damages to the holder of the intellectual property right; and
	spend significant amounts of time and money defending such a dispute.

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


we have not applied for copyright registrations with respect to our proprietary rights in our core Cashflow Management Tool or related methods or ideas, and common law rights associated with copyrights and trade secrets afford only limited protection;

	our claims of proprietary ownership (and related common law copyright assertions) may be challenged or otherwise fail to provide us with the ability to prevent others from copying our technology;
	despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary;
	confidentiality may be compromised intentionally or accidentally by contractors, customers, other third parties or our employees; and
	others may develop independently equivalent or superior technology or intellectual property rights.

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

We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.  The requirements include, without limitation, the obligation to file annual, quarterly and current reports with the SEC, to have in place certain controls and procedures and other obligations.   Compliance with our disclosure and other obligations may consume a large amount of management attention and require significantly increased expenditures on legal, accounting and other services.  This may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Registration under the Securities Exchange Act also makes us subject to certain liability provisions, which may create additional avenues for shareholders and regulators to make claims against the company.

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

The market price of our Common Stock, like that of the securities of other smaller companies, is highly volatile.  Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our Common Stock may be affected by various factors not directly related to our business, including the following:

	intentional manipulation of our stock price by existing or future stockholders;
	short selling of our Common Stock or related derivative securities;
	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure; and
	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

 Our ability to issue Preferred Stock and Common Stock may significantly dilute ownership and voting power, negatively affect the price of our Common Stock and inhibit hostile takeovers.

Under our Articles of Incorporation, we are authorized to issue up to 10 million shares of Preferred Stock and 160 million shares of Common Stock without seeking stockholder approval. Any issuance of such Preferred Stock or Common Stock would dilute the ownership and voting power of existing holders of our Common Stock and may have a negative effect on the price of our Common Stock. The issuance of Preferred Stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

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

Shares of our Common Stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our Common Stock.  In general, a low-priced stock is an equity security that:

	Is priced under five dollars;
	Is not traded on a national stock exchange, such as NASDAQ or the NYSE;

Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our Common Stock is presently a “penny stock.” At any time the Common Stock qualifies as a penny stock, the following requirements, among others, will generally apply:


Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.


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

	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
o	bid and offer price quotes and volume information;
o	the broker-dealer’s compensation for the trade;
o	the compensation received by certain salespersons for the trade;
o	monthly accounts statements; and
o	a written statement of the customer’s financial situation and investment goals.

Item 1B.  Unresolved Staff Comments.

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 2.  Properties.

We lease our executive office in Las Vegas, Nevada pursuant to a month-to-month lease. Our current rent with respect to this facility is $600 per month.

We also rent office space (approximately 4,800 square feet) used for operations, customer service and various meetings in Utah pursuant to two leases that expire on April 2, 2011 and January 5, 2012, respectively, and are subject to a one-year extension option.   Our current rent with respect to this facility is $2,400 per month, increasing to $2,800 per month during the renewal term.  We expect to be able to renew such lease, or find alternative space at a reasonable cost, upon the expiration of the existing lease.

We also colocate the servers that house our online software in a facility in Salt Lake City, Utah.  We colocate such servers pursuant to a month-to-month agreement, which has no expiration date.

Item 3.  Legal Proceedings.

There are currently no material, pending legal proceedings against the Company.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price

The table below sets forth the high and low bid quotations for our Common Stock as reported on the OTC Markets for the periods indicated.  Our Common Stock is quoted on the OTC Market (a/k/a “pink sheets”) under the symbol IFSL.

	High	Low
Fiscal Year Ended December 31, 2010
Quarter ended December 31, 2010	2.60	0.14
Quarter ended September 30, 2010	0.52	0.20
Quarter ended June 30, 2010	0.70	0.26
Quarter ended March 31, 2010	1.08	0.44

Fiscal Year Ended December 31, 2009
Quarter ended December 31, 2009	2.00	0.40
Quarter ended September 30, 2009	2.34	0.16
Quarter ended June 30, 2009	0.62	0.02
Quarter ended March 31, 2009	0.06	0.02

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Outstanding Shares and Number of Stockholders

As of March 15, 2011, there were 22,246,661 shares of Common Stock outstanding, which were held by approximately 75 holders of record, and 1,000,000 shares of Series A Preferred Stock outstanding held by one holder of record. In addition, there were 1,175,025 shares of Common Stock subject to outstanding warrants to purchase Common Stock as of such date.

Dividends

We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A(1)	N/A(1)	2,500,000(1)
Equity compensation plans not approved by security holders	50,000(2)	N/A	N/A
Total	50,000	N/A	N/A

(1) The shareholders of the Company approved its 2010 Stock Incentive Plan in January 2010, pursuant to which the Company is authorized to issue options and other equity awards with respect to up to 2.5 million shares of Common Stock.  As of March 15, 2011, no option or awards have been granted under the Plan.

(2) Represents the right to receive an aggregate of 50,000 shares of Common Stock granted outside of any plan to Ben Larsen if his employment continues through February 28, 2011.

Recent Sales of Unregistered Securities

In November 2010, 627,500 shares of Common Stock were issued to or Chief Executive Officer and President in payment of $251,000 in wages accrued between 2004 and 2009.  The offer and sale of such shares of our Common Stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and similar state securities law exemptions, based upon the following: (a) each investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was an executive officer, with access to all material information with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) legends were placed on the certificates representing the securities stating that they were restricted.

Item 6.  Selected Financial Data.

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains statements that constitute forward-looking statements.  Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend” or “expect” or similar words.  When considering such forward-looking statements, you should keep in mind the risk factors noted in “Risk Factors” in Part I, Item 1A and other cautionary statements throughout this Report.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.

Company Overview

We provide a series of cashflow and personal finance management tools including an online, subscription–based software solution for debt elimination, cash management, bill payment and wealth creation.  In addition, these programs come with debt reduction coaching and customer service from agents.

Our principal product offering is our Cashflow Management Software Tool, which contains two components.  The first is a debt management and reduction software called iDebtManager. iDebtManager is a web-based application used by customers to organize a debt payment plan.  The second is called iBillManager, which interfaces with a third-party electronic bill-payment system called Metavante , and uses electronic debit transactions to automate all bill payments for customers.

We currently provide Internet-based debt management and wealth building services to tens of thousands of customers.  We plan to continue to build upon our success, strengths, and reputation as a leading and reliable provider of automated finance management software. With the success in both our historic online marketing campaigns and our new corporate marketing efforts,we are beginning to see a large increase in revenues which has allowed us to expand our pursuits to increase stockholder value through greater market penetration and additional services.

Management believes that we are well positioned in the marketplace as a supplier of both subscription-based cash management services and our new corporate marketing campaign that reaches all fifty states. By leveraging the existing scalability of our system our strategic marketing partners and customer service partners, we believe that we can continue to grow at a strong rate with only a modest investment of additional capital.

Online subscriptions to our services mainly come from potential customers seeing an offer for our services on the websites of third-party vendors, referred to as lead providers. The websites contain a description of our services, the terms and conditions of our agreement with the customer, the customer’s agreement with those terms and conditions by a click on the website and a link to a payment web page.

Following the first quarter of 2010, we incurred a high volume of charge-backs on credit card transactions.   We determined that this was caused by one particular lead provider having omitted our customer service contact information and telephone number from the terms and conditions of our agreement on their website.  Without this customer service telephone number, customers, who normally would have contacted the Company and requested a refund, instead were left with no option other than to contact their bank to request a charge-back to their credit card. Upon identifying this problem, we immediately terminated our relationship with this lead provider. Our revenues for the quarter ended June 30, 2010 were not significantly harmed by this termination; however, we experienced a moderate decline in revenue for the remainder of 2010 as we established other marketing and business relationships.

An additional consequence of our relationship with this lead provider in early 2010 has been the loss of our relationship with a significant credit card processor and a related fine. Historically, most of our revenues come from online subscriptions involving monthly credit card payments. To process these payments, we rely upon a number of credit card processing companies, who in turn, have relationships with VISA, MasterCard and other credit card companies. As a result of a high volume of charge-backs on credit card transactions in early 2010, a key credit card processor increased minimum merchant reserve levels in the second quarter of 2010 and eventually terminated its processing relationship with us. Following the second quarter of 2010, we learned that VISA had changed certain rules which allowed them to fine $100 per charge-back to merchants and subsequently charged the credit card processor with a $707,500 fine associated with 7,025 charge-backs processed in March and April of 2010, which fine the credit card processor allegedly paid and for which it is seeking indemnification from us. In addition, 6,100 charge-backs were processed in May and June of 2010, and an additional fine was assessed, resulting in aggregate fines associated with this credit card processor of approximately $1,000,000.  Our agreements with this processor and other processor may be read to require us to reimburse the credit card processor for such fines, without any opportunity to intercede with VISA or otherwise defend against the claims. Our corporate counsel is exploring the Company’s rights, obligations and options at this time, however, we recorded an expense and corresponding liability of $707,500 during the second quarter of 2010.

Since credit card fraud is so prevalent on the Internet, one solution we have implemented is to accept payment for our service by eCheck. The acceptance of payment by check is governed and protected by the federal government. Beginning in July of 2010, all of our new business is through eCheck. Because establishing an eCheck relationship is difficult and time consuming, this may limit expansion of, and even lead to contractions in, our revenue.

Results of Operations – Year Ended December 31, 2010 and 2009

The following discussions are based on the consolidated balance sheets as December 31, 2010 and 2009 and statement of operations for the years ended December 31, 2010 and 2009 and notes thereto, attached following the signature pages hereof.

Revenues and Cost of Revenues

Revenues are achieved through offering subscriptions to our various online applications for automating debt reduction, cash management and wealth building. Revenues from sales of our services for the year ended December 31, 2010 were $7,048,853, a decrease of $47,469 from $7,096,052 for the year ended December 31, 2009.  The first half of 2010 showed an increase in marketing and sales, but was followed with a decrease in marketing and our inability to process credit cards.  As a result, we experienced a subsequent reduction in sales which ultimately resulted in nearly the same total revenue as 2009.

Expenses

Total operating expenses for the year ended December 31, 2010 were $7,984,419, an increase of $1,607,127 from expenses of $6,377,292 for the year ended December 31, 2009.  The increase in operating expenses was due to the additional cost related to recording a contingent liability for fines related to our merchant account activity, an increase in costs related to being a fully reporting company and the cost of additional employees and services as compared with the year ended December 31, 2009.

Our marketing expenses decreased by $1,038,134, to $2,696,632 in the year ended December 31, 2010, from $3,734,766 in the year ended December 31, 2009.  Our customer service expenses decreased by $175,528, to $573,345 in the year ended December 31, 2010 from $748,873 in the year ended December 31, 2009. The decrease in marketing and customer service expense is due to our decreased marketing ability and credit card volume due to our decrease in capacity to process new customers.

Expenses relating to salaries increased by $481,654, to $1,062,173 in the year ended December 31, 2010 from $580,519 in the year ended December 31, 2009.  Expenses relating to professional fees increased by $196,079, to $766,347 in the year ended December 31, 2010 from $570,268 in the year ended December 31, 2009 and was related to legal and accounting expenses.  Merchant costs increased $2,079,821 to $2,593,815 from 513,994, for the years ended December 31, 2010 and 2009, respectively.  These costs are associated with a large increase in the cost of processing credit cards, refunds and chargebacks and associated fines. Our general and administrative expenses increased by $292,107, to $231,870 in the year ended December 31, 2010 from $742,866 in the year ended December 31, 2009. The increase in expenses relating to salaries and professional fees is due to additional employees and more professional services for attorneys, auditors and software developers.  The increase in general and administrative expenses is primarily from the prohibitive increase in the cost of doing credit card business online with a dramatic increase in fees, including a fine imposed by VISA, collected from a processor and demanded from the Company.

Our other expenses decreased $36,990, from $37,839 in the year ended December 31, 2009 to $849 in the year ended December 31, 2010.  This change is the result of having no interest expense.

The net loss of $936,685 for the year ended December 31, 2010 represents a change of $1,617,606 compared to our net income of $680,921 for the year ended December 31, 2009.  Our loss is primarily the result of a large contingent liability from a fine assessed against a credit card processor and, in turn, demanded from us and additional costs related to credit card activity, salaries and general costs.

Impact of Inflation

In the opinion of our management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Liquidity and Capital Resources

Cash Flow

We used $248,841 of cash in operations during the year ended December 31, 2010 compared to $736,465 in cash provided by operations during the year ended December 31, 2009.

For the year ended December 31, 2010, our primary source of cash has continued to be from operations.  We freed up cash by paying for bonuses with common stock valued at $119,533, a decrease of merchant reserves receivable of $97,123 and accruing an additional $711,640 of liabilities, the majority of which was due to a fine assessed by a credit card processor.  In 2010, executives forgave $251,000 in accrued wages.  The Company used $85,888 to reduce accounts payable and $178,813 for a reduction in deferred revenue.  We also used $19,436 to purchase computer and phone equipment.  Finally, we received $4,148 in payments for a loan to employees.

For the year ended December 31, 2009, our primary source of cash was from operations.  We freed up cash by paying for services with common stock valued at $151,670 and an increase in accounts payable of $214,573.  In 2009, through our new model of lower cost subscriptions for the masses rather than high priced service for a few individuals, we experienced a large increase in revenue and consequently an increase in deferred revenue $171,458.   Similarly, merchant reserves increased as revenues increased, which used $265,029 in cash.  We also used $105,250 to purchase land, computer and phone equipment.  Finally, we spent $147,319 of cash to redeem 311,472 shares of common stock and place them in treasury, loaned $27,744 to employees as interest bearing notes and paid off $279,851 in notes payable.

Capital Expenditures.

During the year ended December 31, 2010, principal capital expenditures and uses of cash for investing activities were $19,436, which was primarily for an upgrade to our phone system and various computers.

During the year ended December 31, 2009, principal capital expenditures and uses of cash for investing activities were $132,144, which resulted primarily from an upgrade to our servers, computers, the purchase of land and the redemption of our common stock.

We expect capital expenditures during the next 12 months to be minimal, consisting mostly of new computers, phone system upgrades and possible leasehold improvements totaling no more than $15,000.

Current and Expected Liquidity.

As of December 31, 2010, we had cash and cash equivalents of $64,727 and current assets of $260,103.   As of December 31, 2010, we had current liabilities of $1,480,719, which is made up of $238,389 in accounts payable, $1,072,000 in accrued liabilities, $153,100 in deferred revenue and $17,230 in notes payable, creating a working capital deficit of $1,220,616.

Our $1,072,000 in accrued liabilities as of December 31, 2010 is made up of a contingent liability of $707,500 for a fine assessed to a merchant account processor, $175,725 in accrued salaries earned by the CEO and President during the period 2004-2007, $47,714 in accrued refunds and $141,061 in accrued payroll and other miscellaneous liabilities.  The accrued salary does not bear interest, has no payment schedule or priority and is paid out of profits when management believes operations will not be impacted negatively.

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

Due to a streamlined business model and corporate structure, our fixed cash requirements are between $200,000 and $250,000 per month; we currently are able to meet these cash requirements through revenues from our current number of customers, which generally generates $150,000 to $250,000 in cash per month.  Even with increased expenses associated with being a reporting company, we expect to be able to experience positive cash flow to cover planned operations (but not extraordinary events) if operations continue at current levels.    Because of recent changes in credit card merchanting rules and the Company’s recent shift away from a credit card processing relationship, there is a risk that net cash flow will not continue at current levels during 2011, and we may be required to seek additional capital.

Due to recent changes in credit card merchanting rules and regulations, certain online activity has become limited.  As a result, our total online activity in relation to total sales is limited, which may limit our access to cash for operations.  In addition, as previously described, we experienced a high volume of chargebacks on credit card transactions in early 2010, which lead to increased minimum merchant reserve levels in the second quarter of 2010, as evidenced by the $527,000 in cash used to finance our merchant reserves.  We expect merchant reserve requirements to remain high into the future.  We have taken steps to remedy this new limitation by seeking new avenues of electronic payment such as ACH and eCheck options.   We believe that these remedies will permit the Company to offset most of the effect of the changes in merchanting rules and increases in reserve requirements in the short term and create an environment for growth long-term.

We also lost our relationship with this same credit card processor as a result of the chargebacks in 2010, and are evaluating a demand related to a $1,000,000 fine. We may pursue relationships with other credit card processors and, since our marketing, customer service and other expenses generally decrease proportionately with revenue, we expect to be able to offset much of the reduction in cash receipts with reductions in cash expenses. However, until we can provide credit card processors with assurance that our transactions will not result in significant chargebacks and can enter into additional processing relationships, these credit card processing limits may harm our cash flow.

To the extent we experience a net reduction in cash flow, or are unable to reduce or negotiate extended payment terms for the $1,000,000 fine, we may be required to raise additional capital. In the event that we need additional capital, because we do not have traditional assets such as equipment, inventory or trade receivables, our access to traditional institutional financing is limited; however, we believe that any effort to raise additional capital would benefit from our absence of significant external debt, guaranties, off-balance sheet financing or similar long term liabilities. To raise additional capital, we would need to issue debt and/or equity securities, including potentially warrants and convertible securities. We do not have any commitments from any party to provide any such capital but do believe we could raise additional capital if needed.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 8.  Financial Statements.

Our financial statements and associated notes are set forth following the signature page beginning on Page F-1.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this Item was previously disclosed.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

Based on an evaluation required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are effective.

Internal Controls

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

Changes in Internal Controls

During the last fiscal quarter ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of March 1, 2011:

Name	Age	Position
Steven L. Sunyich(1)	58	Chief Executive Officer, President, and Chairman of the Board
Kent B. Brown(1)	48	Chief Operating Officer
Benjamin M. Larsen(1)	40	Chief Financial Officer
Christopher Sunyich(1)	31	President
Paul Currie(2)	46	Director, Director of Investor Relations
Robert Dahl(3)	46	Director

(1)   Primary work address is 5940 S. Rainbow Blvd., Las Vegas, Nevada, 89119.
(2)   Primary work address is 2801 Atwood Drive, McKinney Texas  75070.
(3)   Primary work address is 3195 N. 175 E. Provo, Utah  84604.

Board of Directors

The following paragraphs set forth certain biographical information about the directors of the Company, including their specific qualifications to serve as directors of the Company in light of the Company’s business and structure.

Steven L. Sunyich is the founder of the Company and has served as Chief Executive Officer and Chairman of the Board since 2002.  From 2000, through 2002, Mr. Sunyich worked on the development of the Company’s business plan and products. From 1989 through 2000, Mr. Sunyich was the Chief Executive Officer and Chairman of eRoomsystem Technology, Inc., a provider of automated mini-bars and related software.   From 1983 through 1989, Mr. Sunyich was the Chief Executive Officer and Chairman of RoomSafe, Inc., a provider of automated safes for hotel rooms with related software.

Mr. Sunyich’s appointment as a director was based on his service as founder and long-term Chief Executive Officer of the Company, technical skills associated with using computer systems to automate tasks, his knowledge of the Company’s industry and products, skill negotiating marketing contracts and prior experience as an executive officer of eRoomsystem Technology and Roomsafe.

Paul Currie has been a director of the Company since January 2006.  From January 2005 to the present, Mr. Currie has served as the Director of Investor Relations for the Company.   In January 2010, Mr. Currie founded PK Travel, an online travel site.  From 1996 to 2005, Mr. Currie was a principal at DP Properties, an approximately $5 million venture capital firm.  Mr. Currie also worked at Bear Sterns as retail broker from 1990 to 1993.  Mr. Currie earned a B.S.A. degree in Genetics from the University of Georgia in 1988.

Mr. Currie’s appointment as a director of the Company is based upon his knowledge of the operations of the Company acquired during his six years of experience with the Company.  It is also based upon the business management and oversight experience he acquired while managing Properties, a small venture capital firm.   We also value his insights into the operation of stock markets, his business analytical skills and his understanding of investor psychology acquired while working at Bear Sterns for three years and serving as the director of the Company’s investor relations program since January 2005.

Robert Dahl has been a director of the Company since 2004.  From August 2008 through October 2009, Mr. Dahl served as Area Account Manager at @task Project Management Software, a developer of collaborative software solutions.  From January 2008 to the present, Mr. Dahl has served as Chief Executive Officer of Viritec, an early stage business providing infection control solutions for the healthcare industry.  From April 2006 to December 2007, Mr. Dahl worked as Regional Sales Manager at Exceptional Innovations, a home automation and controls business.  From January 2004 to April 2006, Mr. Dahl served as Regional Sales Manager of Vantage Lighting Control.  From 1995 to 1999, Mr. Dahl served as Investor Relations Officer and Business Development Manager of Covol, Inc. (now Headwaters, Inc.; NYSE HDWR), a coal fine processing company.   Mr. Dahl also served as Area Manager of WordPerfect Corporation, formerly a developer of word processing software, from 1989 to 1993.  Mr. Dahl is the President and a director of RMJ Inc., an inactive public shell company.

Mr. Dahl’s appointment as director of the Company is based upon his business judgment, communications skills and general business experience developed at Covol, where his responsibilities included overseeing the construction of 16 synthetic fuel plants and representing the company at trade showing and investor meetings, and as Chief Executive Officer of Viritec, an early stage business. He also has strong sales skills, particularly related to the software industry, which he developed as a sales manager for software companies such as WordPerfect, Vantage Controls, and @task Project Management.

Independence of the Board of Directors; Board Committees

We do not presently have a standing audit committee, nominating committee or compensation committee, and we do not have a charter for any such committees.  Our entire Board of Directors performs the functions generally preformed by such committees.  Our Board of Directors currently consists of Steven L. Sunyich, Paul Currie, and Robert Dahl. The Board of Directors has determined that Mr. Dahl is independent, using the standards of independence applicable to companies listed on the NASDAQ stock market and SEC rules applicable to audit committees.  Mr. Sunyich is not independent because he is the Chief Executive Officer of the Company, and Mr. Currie is not independent because the $42,000 in fees paid to the affiliate of Mr. Currie for providing investor relations services to the Company, exceeding 5% of the revenues of such affiliate during 2009.

 In addition, our Board of Directors has determined that the Board of Directors, performing the functions of the audit committee, does not have a member qualifying as an audit committee financial expert, as defined in Item 401(d)(5) of Regulation S-K.  To conserve capital, we have chosen not to expand the size of our Board of Directors and to provide limited cash compensation to our directors.  The absence of significant cash compensation, and our early stage of development, makes recruiting persons who are not otherwise interested in our company more difficult.  For these reasons, we do not have on our Board of Directors a person who would qualify as an audit committee financial expert.

Code of Ethics

We have not adopted a code of ethics.  We first became a reporting company in late 2010.  As a result, we are still in the process of adopting and implement all of the codes, processes and controls normally adopted by reporting companies.  We expect to adopt a code of ethics in 2011.

Executive Officers

The following paragraphs set forth certain biographical information about the executive officers of the Company (other than Steven Sunyich, whose information is provided above):

Kent B. Brown has served as Chief Operating Officer of the Company since November 2009, prior to which he served as Chief Financial Officer from October 2008 to November 2009.  Prior to joining the Company in October 2008, Mr. Brown was the owner of a business consulting and tax advisory company called 3D Financial, Inc. from 2005 to 2008.  During this period, Mr. Brown provided services to the Company through this business.   From 1998 to 2005, Mr. Brown was the General Manager and Franchise Director for National Maintenance Contractors, a building services and custodial franchisor.   Mr. Brown has worked as adjunct business faculty at Dixie State College since 2007.  Mr. Brown earned a B.A. degree from Brigham Young University in 1992 and an M.B.A. from Willamette University in 1994.

Benjamin M. Larsen has served as Chief Financial Officer of the Company since November 2009 and was Controller of the Company from September 2009 to November 2009. Prior to joining the Company, from 2003 to 2009, Mr. Larsen worked as an Audit Supervisor with Hansen, Barnett and Maxwell, P.C., a Utah-based CPA firm. From 1999 to 2003, Mr. Larsen was a staff accountant at Bement & Company, P.C.  Mr. Larsen earned a B.S. in Accounting at the University of Utah in 1997 and an M.B.A. from the University of Utah in 1998 and was licensed by the State of Utah in 2003 as a Certified Public Accountant.

Christopher Sunyich has served as President of the Company since March 2009. Prior to March 2009, Mr. Sunyich served as a sales and customer service manager for the Company from January 2002 to March 2009.

Involvement of Officers or Directors in Certain Legal Proceedings

On October 15, 2007, the Utah Division of Securities (the “Division”) issued an Order to Show Cause Docket Nos. SD-07-0073, SD-07-0074 and SD-07-0075  (the “Order to Show Cause”) against Steven L. Sunyich, together with his daughter and SGS Capital, a controlled entity (the “Respondents”) with respect to a matter unrelated to the Company.  In the Order to Show Cause, the Division alleges that the Respondents sold a $200,000 promissory note to an investor under which interest was to accrue at the rate of 3% per month.   Two interest payments, and a partial prepayment were made on the note, after which no additional payments were made.  The Division alleges that, in connection with the offer and sale of the note, the Respondents  committed securities fraud by making certain misrepresentations, and omitting certain material information, including misidentifying the company in which the proceeds associated with the note were to be invested.

Under a Stipulation and Consent Order agreed to by the Respondent and the Division, one or more of the Respondents agreed as follows:

•	Each of the Respondents will cease and desist from engaging in any conduct in violation of the Utah Securities Act, as amended (the “Act”).
•	SGS Capital (but not the other Respondents) will pay a fine of $250,000 to the Division.
•
The other Respondents, including Mr. Sunyich, will pay no fine so long as they (a) violate no provision of the Act for 3 years; (b) subordinate any claims against the entity in which they invested the proceeds of the note to the claims of their investor and (c) provide truthful testimony and cooperation with any investigation against the entity/person in which they invested the proceeds.  If they breached this agreement, they will owe a fine of $25,000.

Mr. Steven L. Sunyich, Chief Executive Officer of the Company, filed for personal bankruptcy in January 2009.

Disclosure of Certain Relationships.

Steven Sunyich, our Chief Executive Officer and Chairman, is the father of Christopher Sunyich, President.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers, directors and 10% shareholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during 2010 its executive officers, directors and 10% holders complied with all filing requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Audit Committee

Our entire board of directors presently serves as our audit committee.  None of the members of the audit committee satisfy the independence requirements applicable to audit committees of listed companies.  In addition, the board of directors has determined that the audit committee does not have a member qualifying as an audit committee financial expert, as defined in Item 401(d)(5) of Regulation S-K.  To save limited capital over the last several years, we have chosen not to expand the size of our Board of Directors or to offer cash compensation to our directors.  The absence of cash compensation makes recruiting persons who are not otherwise interested in our company more difficult.  For these reasons, we do not have on our board of directors a person who would qualify as an audit committee financial expert.

We do not presently have a standing nominating committee or compensation committee, and we do not have a nominating committee charter or a compensation committee charter.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation of our “named executive officers”, which are the Company’s Chief Executive Officer and the two most highly compensated executive officers of the Company serving as executive officers on December 31, 2010 whose total compensation exceeded $100,000 during either of our last two fiscal years.

Name and Principal Position (a)	Year (b)	Salary ($) (c) (1)(4)	Bonus ($) (d) (2)	Stock Awards ($) (e)(4)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Steven Sunyich Chief Executive Officer	2010 2009	150,000 150,000	- 1,000	- -	- -	- -	13,800(5)(6) 13,800(5)(6)	164,800 164,800
Chris Sunyich President	2010 2009(2)	150,000 150,000	- 1,000	- -	- -	- -	13,800(5)(6) 13,800(5)(6)	164,800 164,800
Kent Brown Chief Operating Officer Chief Financial Officer through Nov. 2009	2010 2009	96,000 81,550	2,000 1,000	10,500(7) 10,500(3)	- -	- -	12,600(5) (8) 9,000(5)	102,050 102,050

(1)  Information with respect to the employment agreements of the named executive officers is set forth in “Executive Employment Agreements, Termination of Employment and Change of Control Arrangements” below.
(2)  Represents discretionary bonus granted by the Board of Directors during 2009.
(3)  Awards of stock are calculated based on the aggregate grant date fair value of $.32 per share and computed in accordance with FASB ASC Topic 718.  (4)  In 2009, cash payouts of $102,900 and $132,384 were paid to Steven Sunyich and Chris Sunyich, respectively, in payment of wages accrued in previous years.  In addition, each was issued 1,500,000 shares of common stock, valued at $30,000, as partial payment for wages accrued in previous years.  These partial payment of accrued but unpaid salaries were in addition to their current year salaries described in this table.  In 2010, cash payouts of $15,264 and $12,717 were paid to Steven Sunyich and Chris Sunyich, respectively, in payment of wages accrued in previous years. In addition, each was issued 313,125 shares of common stock, valued at $100,200, as partial payment for wages accrued in previous years. As of December 31, 2009, accrued but unpaid salary amounts were $65,667 for Steven Sunyich,  $110,057 for Chris Sunyich.
(5)  Represents $750 monthly cash payment in lieu of providing health benefits.
(6)  Represents a $400 per month car allowance.
(7)  Represents a pro rated portion of a right granted on July 17, 2009 to receive 50,000 shares of Common Stock if still employed on July 17, 2010.  Amount reported represents pro rated portion of grant date value of stock.  Awards are calculated based upon grant date fair value of $0.42 per share and prorated vesting in accordance with FASB ASC 718.
(8) Represents a $300 per month car allowance.

Compensation Processes and Procedures

Because of our early stage of development and limited resources, our process for determining compensation is informal.  We do not have a compensation committee or a compensation committee charter.  We have not, and in the near future do not expect to, engage a compensation consultant with respect to compensation.  Compensation decisions are made by the entire Board of Directors, including Steven L. Sunyich our Chief Executive Officer, based upon the Board of Directors’ subjective determination of what salaries the Company can afford with its limited resources and what level of equity-based compensation is necessary to attract and retain key personnel.   Based upon the subjective knowledge of the industry and other public companies, we believe that our salaries currently in place or proposed for our executive officers are below market.  In the future, particularly as we hire outside personnel without significant equity stakes, we expect that the cash portion of the compensation for new, and possibly existing, executives will increase.  Information regarding the employment agreements of the named executive officers is described under “Executive Employment Agreements, Termination of Employment and Change of Control Arrangements” below.

Executive Employment Agreements, Termination of Employment and Change of Control Arrangements

Except as described in following paragraphs, we have not entered into employment agreements with any of our named executive officers and, other than provisions in our stock incentive plan that permit acceleration of vesting of awards in connection with a change of control, have no arrangements or plans which provide benefits in connection with retirement, resignation, termination or a change of control.

Pursuant to a written employment agreement dated April 1, 2009, Mr. Steven Sunyich is entitled to a minimum annual base salary of $150,000, plus standard medical benefits and paid vacation.   Because of cash-flow limitations in prior periods, the Company has accumulated an accrued salary liability of $65,667 with respect to Mr. Steven Sunyich as of March 31, 2011.  Mr. Steven Sunyich is also entitled to an after-tax car allowance of $400 per month.   If Mr. Steven Sunyich’s employment is terminated by the Company with cause, as defined in the agreement, he is entitled to severance equal to three month’s salary, and if Mr. Steven Sunyich’s employment is terminated by the Company without cause or in connection with a change of control, he is entitled to severance equal to six month’s salary.  If the Company sells substantially all of its assets, it is obligated to purchase from Mr. Steven Sunyich shares issued to Mr. Steven Sunyich as a result of a purchase or bonus after the date of the agreement at a purchase price consistent with the valuation of the transaction. Mr. Steven Sunyich is subject to a non-competition covenant during the period of his employment and for two years after termination of employment.

Mr. Brown is entitled to an annual base salary of $96,000, plus standard medical benefits and a $300 per month car allowance.  Mr. Brown is not party to a written employment agreement.

Pursuant to a written employment agreement dated June 28, 2004, Mr. Chris Sunyich is entitled to an annual base salary of $150,000, plus standard medical benefits and paid vacation.  Because of cash-flow limitations in prior periods, the Company has accumulated an accrued salary liability of $110,057 with respect to Mr. Chris Sunyich as of March 31, 2011.  Mr. Chris Sunyich is also entitled to an after-tax car allowance of $400 per month.   If Mr. Chris Sunyich’s employment is terminated by the Company with cause, as defined in the agreement, he is entitled to severance equal to three month’s salary, and if Mr. Chris Sunyich’s employment is terminated by the Company without cause or in connection with a change of control, he is entitled to severance equal to six month’s salary.  If the Company sells substantially all of its assets, it is obligated to purchase from Mr. Chris Sunyich shares issued to Mr. Chris Sunyich as a result of a purchase or bonus after the date of the agreement at a purchase price consistent with the valuation of the transaction.  Mr. Chris Sunyich is subject to a non-competition covenant during the period of his employment and for two years after termination of employment.

Outstanding Equity Awards at Fiscal Year-End

None of the named executive officers held any option, stock awards or similar equity awards as of December 31, 2010.

 Compensation of Directors

The following table presents information regarding the compensation of the Company’s directors during the fiscal year-ended December 31, 2010, except for Steven L. Sunyich the Company’s Chief Executive Officer, whose compensation is provided above:

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul Currie	12,000	-	-	-	-	-	12,000
Robert Dahl	12,000	-	-	-	-	-	12,000

Directors who were not officers of the Company were entitled to receive $12,000 in cash compensation for their service as directors for the year ended December 31, 2010, which was paid monthly.  Directors are also entitled to reimbursement of any actual expenses incurred by them in connection with their attendance at board meeting and other Company-related activities.

Compensation Policies and Practices

Our Board has reviewed the Company’s compensation program as it relates to all of the Company’s full-time employees and believes that, in light of the absence of significant equity or performance awards equity awards, commissions or other compensation with a short term horizon, or at all, the Company’s compensation structure is not reasonably likely to have a material adverse effect on the Company.   As a matter of best practice, our management continues to monitor the Company’s compensation program to ensure that it continues to align the interests of the Company’s employees with those of our long-term shareholders while avoiding incentivizing our management to take unnecessary or excessive risk.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is provided in Item 5 under the title “Securities Authorized for Issuance Under Equity Compensation Plans.”

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The table below sets forth information, as of March 15, 2011, as to each person known to the Company who beneficially owns more than 5% of our outstanding Common Stock and information as to the ownership of our Common Stock by each named executive officer, each person serving as a director as of such date and all officers and directors as a group.  Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

	Beneficial Ownership of Common Stock
Name of Executive Officer, Director or 5% Stockholder	Ownership Amount and Nature of Beneficial Ownership(1)	Percentage Ownership(2)

Steven Sunyich, CEO, President and Chairman	18,724,408(3)	58.5%
Christopher Sunyich President	1,991,660	6.3%
Kent B. Brown, Chief Operating Officer	169,167	*
Paul Currie Director	1,294,380(4)	4.1%
Robert Dahl Director	0	*
All Officers and Directors as a Group (6 persons)	22,344,615	70.9%

*  Represents less than 1% of the outstanding shares of Common Stock

(1)  Ownership numbers include shares of our Common Stock subject to options, warrants and conversion rights that are exercisable within 60 days of  March 15, 2011.  Shares of our Common Stock subject to options and warrants that are not exercisable within such 60-day period are not included.

(2)  The percentages shown are based on the sum of (a) the 22,246,661 shares of our Common Stock issued and outstanding on March 15, 2011, and (b) the shares of our Common Stock subject to all options, warrants and conversion rights held by the person with respect to whom the calculation is being made (but not any other person) that are exercisable within 60 days of March 15, 2011.  As per footnote (1), the shares of Common Stock issuable upon conversion of the one million shares of Series A Preferred Stock are included only in the calculations with respect to Steven Sunyich and all officers and directors as a group.

(3)  Includes (a) 10,000,000 shares of Common Stock issuable upon conversion of one million shares of Series A Preferred Stock held by the Kelly Family Trust, a trust over which Mr. Sunyich has voting and investment control, (b) 6,000,000 shares of Common Stock  held by the Christopher Family Trust, a trust over which Mr. Sunyich has voting and investment control, and (c) 771,183 shares of  Common Stock held by The Haggard Family Trust, over  which Kathryn Joy Sunyich, his wife, has voting and investment control.

(4) Includes shares issuable upon the exercise of options, warrants and other rights with respect to 1,054,020 shares of Common Stock.

  Series A Preferred Stock

The table below sets forth information, as of the close of business on March 15, 2011, as to each person known to the Company who beneficially owns more than 5% of our outstanding Series A Preferred Stock and information as to the ownership of our Series A Preferred Stock by each person serving as a director or named executive officer of the Company as of such date and by all officers as a group.  Except as otherwise indicated in the footnotes to this table, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially being owned by them.

Beneficial Ownership of Series A Preferred Stock
Name of Executive Officer, Director or 5% Stockholder	Ownership Amount and Nature of Beneficial Ownership(1)	Percentage Ownership(2)

Steven Sunyich, CEO, President and Chairman	1,000,000(3)	100%
Christopher Sunyich President	None	N/A
Kent B. Brown, Chief Operating Officer	None	N/A
Paul Currie Director	None	N/A
Robert Dahl Director	None	N/A

(1)  Ownership numbers include shares of our Series A Preferred Stock, if any, subject to options, warrants and conversion rights that are exercisable within 60 days of March 15, 2011.  Shares of our Series A Preferred Stock subject to options and warrants that are not exercisable within such 60-day period are not included.

(2)  The percentages shown are based on the sum of (a) the 1,000,000 shares of our Series A Preferred Stock issued and outstanding on March 15, 2011, and (b) the shares of our Series A Preferred Stock, if any, subject to all options, warrants and conversion rights held by the person with respect to whom the calculation is being made (but not any other person) that are exercisable within 60 days of March 15, 2011.

(3) Includes 1,000,000 shares of Series A Preferred Stock owned of record by The Kelly Family Trust, over which Mr. Sunyich has voting and investment power.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than the employment and director compensation relationships discussed in Item 11 of this Report, and the transactions described below, there have been no material transactions between the Company and any executive officer, director, 5% stockholder or immediate family member of the same during the period commencing on January 1, 2010 through the date of this Report, and none are contemplated as of the date of this Report.

Pursuant to a Board-approved oral agreement, Paul Currie provides investor relation service to the Company in exchange for compensation of $36,000 per year, paid monthly. During 2010, Mr. Currie received an aggregate of $31,500 in compensation from the Company for such services.

In 2004, Steven Sunyich and Christopher Sunyich, the CEO and President, respectively, entered into employment contracts with the Company.  From 2004 to 2010, wages not paid in cash or stock was accrued without interest.  The balance of accrued wages as of December 31, 2010 for the CEO and President were $65,667 and $110,057, respectively.   It is anticipated that accrued wages will be paid out of profits when management and the Board of Directors believe there will be no negative impact on the Company.

In September 2009, the titles of three lots in California were deeded to the Company in accordance with a loan receivable default provision and valued at $70,870, the balance of the note receivable.  In June 2010, the land was transferred to Steven Sunyich and Christopher Sunyich, the CEO and President, respectively equally in lieu of accrued wages.  The appraised value of the land was approximately equal to our carrying value and was accounted for as compensation.

In 2010 the Company entered into an agreement with Mr. Dahl pursuant to which the Company provides Mr. Dahl with access to certain software, marketing, consulting and limited customer service in exchange for payment of a fee by Mr. Dahl.  The total amount paid to the Company under this arrangement for 2010 was $54,000.

Independence of Board of Directors and Committees

Our Board of Directors currently consists of Steven L. Sunyich, Paul Currie, and Robert Dahl.  Mr. Sunyich is not independent because he is the Chief Executive Officer of the Company, and Mr. Currie is not independent because of the $31,500 in fees paid to an affiliate of Mr. Currie in exchange for his provision of investor relations services to the Company.  The Board of Directors has determined that Mr. Dahl is independent, using the standards of independence applicable to companies listed on the NASDAQ stock market.

We do not presently have a standing audit committee, nominating committee or compensation committee, and we do not have a charter for any such committees.  Our entire Board of Directors performs the functions generally preformed by such committees. Mr. Dahl is independent using the standards of the NASDAQ Stock Market applicable to such committees.  Neither Mr. Sunyich nor Mr. Currie is independent under such standards for the reasons described above.

Item 14.  Principal Accountant Fees and Services.

Hansen, Barnett & Maxwell, P.C., (“HBM”) is the Company’s independent registered accountant. All of the services described below were approved by our Board of Directors, acting as our audit committee prior to performance. The Board of Directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence. The principal accountant fees of the fiscal year 2009 and the fiscal year 2010 are as follows:

	FISCAL 2010	FISCAL 2009
Audit Fees (1)	$81,189	$-
Audit-Realted Fees (2)	25,600	1,956
Tax Fees (3)	5,000	-
All Other Fees (4)	-	-
Total	$111,789	$1,956

(1) Fees paid for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports;

(2) Fees paid for assurance and related services relating to the performance of the audit and review of the Company’s financial statements.

(3) Fees paid for professional services for tax planning and preparation.

(4) Fees paid for other professional services.

Audit Committee Pre-Approval Policies

Under the pre-approval policies and procedures established by the Board of Directors, functioning as the audit committee, it would not permit engagement of accountants to render audit or non-audit services without prior approval of the Board of Directors, functioning as the audit committee.  As a result, all engagements of the independent auditors to render audit or non-audit services were approved by the Board of Directors, functioning as the audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit Index

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
3.2	By-laws	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
4.1	Form of Common Stock Certificate	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.1	2010 Stock Incentive Plan**	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.2	E-Finance Services Agreement with Metavante Corporation, dated November 23, 2004*	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.3	Employment Agreement with Steven L. Sunyich, dated June 28, 2004**	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.4	Employment Agreement with Christopher Sunyich, dated April 1, 2009**	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.5	Lease Agreement dated March 21, 2010 with South Winds Commercial Center, LC	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.

10.6	Consulting Agreement with 3D Financial, Inc. dated October 1, 2008**	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.7	Promissory Note dated October of 2009 made by Robert Dahl in favor of the Company	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.8	Description of Oral Agreement with Paul Currie	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
10.9	Lease Agreement, dated January 4, 2011, by and between South Winds Commercial Center, LC and Ascot Crossing, LLC	Filed herewith
10.10	Robert Dahl Marketing Agreement	Filed herewith.
21	List of Subsidiaries	Incorporated by reference to Form 10-12G filed with the SEC on August 19, 2010, File No. 000-53922.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

* Portions of this Exhibit have been omitted pursuant to Rule 24b-2, are filed separately with the SEC and are subject to a confidential treatment request.
** Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEAL FINANCIAL SOLUTIONS, INC.

By: /s/ Steven L. Sunyich
Steven L. Sunyich
Chief Executive Officer

Date: March 28, 2011

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person, whose signature to this Form 10-K appears below, hereby constitutes and appoints Steven Sunyich as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Steven L. Sunyich Steven L. Sunyich	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 28, 2011

/s/ Benjamin M. Larsen Benjamin M. Larsen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2011

/s/ Paul Currie Paul Currie	Director	March 28, 2011

/s/ Rob Dahl Rob Dahl	Director	March 28, 2011

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIESINDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Ideal Financial Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Ideal Financial Solutions, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ideal Financial Solutions, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2010, the Company suffered a loss of $936,685 and used $248,841 of cash in its operating activities.  Through December 31, 2010, the Company has accumulated a deficit of $8,434,346 and as of December 31, 2010, the Company had a stockholders’ deficit of $1,186,874 and its current liabilities exceeded its current assets by $1,220,616. During the second quarter of 2010, the Company incurred a $707,500 charge for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant bank. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 25, 2011

IDEAL FINANCIAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$64,727	$328,856
Merchant reserves	189,721	286,844
Related party notes receivable - current portion	5,655	25,000
Total Current Assets	260,103	640,700
Property and Equipment, net of accumulated depreciation of $46,857 and $22,608, respectively	33,742	109,424
Related Party Notes Receivable, net of current portion	-	1,894
Total Assets	$293,845	$752,018

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$238,389	$328,743
Accrued liabilities	1,072,000	933,230
Deferred revenue	153,100	331,913
Notes payable	17,230	17,230
Total Current Liabilities	1,480,719	1,611,116
Shareholders' Deficit
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and outstanding; liquidation preference $10,053	10,053	10,053
Undesignated preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized; 22,246,661 shares and 21,595,461 shares outstanding, respectively	22,246	21,595
Additional paid-in capital	7,215,173	6,606,915
Accumulated deficit	(8,434,346)	(7,497,661)
Total Shareholders' Deficit	(1,186,874)	(859,098)
Total Liabilities and Shareholders' Deficit	$293,845	$752,018

The accompanying notes are an integral part of these consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

Revenue, net of refunds	$7,048,583	$7,096,052
Expenses
Marketing and advertising	2,696,632	3,734,766
Customer service	573,345	748,873
Salaries	1,062,173	580,519
Professional fees	766,347	570,268
Merchant costs	2,593,815	513,994
General and administrative	292,107	231,870
Total Expenses	7,984,419	6,380,290
Income (Loss) from Operations	(935,836)	715,762
Other Income (Expense)
Interest expense	-	(39,788)
Other income (expense)	(849)	1,949
Net Other Expense	(849)	(37,839)
Net Income (Loss)	$(936,685)	$677,923

Basic Earnings (Loss) Per Share	$(0.04)	$0.03
Diluted Earnings (Loss) Per Share	(0.04)	0.02

The accompanying notes are an integral part of these consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2008	1,000,000	10,053	18,307,444	18,306	6,520,652	(8,178,582)	(1,629,570)
Shares issued upon conversion of
accrued compensation liability	-	-	3,000,000	3,000	57,000	-	60,000
Issuance of unvested shares	-	-	120,000	120	25,080	-	25,200
Shares issued for services	-	-	479,489	480	151,191	-	151,671
Shares redeemed for cash	-	-	(311,472)	(311)	(147,008)	-	(147,319)
Net income	-	-	-	-	-	680,921	680,921
Balance, December 31, 2009	1,000,000	10,053	21,595,461	21,595	6,606,915	(7,497,661)	(859,099)
Shares issued upon conversion of
accrued compensation liability	-	-	627,500	628	250,372	-	251,000
Accrued compensation forgiven	-	-	-	-	251,000	-	251,000
Issuance of unvested shares	-	-	50,000	50	28,283	-	28,333
Share-based compensation	-	-	-	-	91,200	-	91,200
Common stock surrendered in
payment of note recivable	-	-	(26,300)	(26)	(12,597)	-	(12,623)
Net loss	-	-	-	-	-	(936,685)	(936,685)
Balance, December 31, 2010	1,000,000	$10,053	22,246,661	$22,246	$7,215,173	$(8,434,346)	(1,186,874)

The accompanying notes are an integral part of these consolidated financial statements.

IDEAL FINANICAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(936,685)	$680,921
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for services	-	151,670
Share-based compensation	119,533	25,200
Depreciation and amortization	24,249	13,960
Changes in operating assets and liabilities:
Merchant reserves	97,123	(265,029)
Accounts payable	(85,888)	214,573
Accrued liabilities	711,640	(256,288)
Deferred revenue	(178,813)	171,458
Net Cash Provided by (Used in) Operating Activities	(248,841)	736,465
Cash Flows from Investing Activities
Proceeds from collections of related party notes receivable	4,148	850
Advances on related party notes receivable	-	(27,744)
Purchase of property and equipment	(19,436)	(105,250)
Net cash Used in Investing Activities	(15,288)	(132,144)
Cash Flow from Financing Activities
Redemption of common stock	-	(147,319)
Principal payments on notes payable	-	(279,851)
Net Cash Used in Financing Activities	-	(427,170)
Net Increase (Decrease) in Cash and Cash Equivalents	(264,129)	177,151
Cash and Cash Equivalents at Beginning of Period	328,856	151,705
Cash and Cash Equivalents at End of Period	$64,727	$328,856

Supplemental Cash Flow Information
Cash paid for income tax	$-	$-
Cash paid for interest	-	39,788

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued upon conversion of accrued compensation	$251,000	$60,000
Land issued to officers in payment of accrued salary	70,870	-
Common stock surrendered in payment of note receivable from related party	12,623	-
Accrued salaries forgiven	251,000	-

The accompanying notes are an integral part of these consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESOrganization and Nature of Operations – Ideal Financial Solutions, Inc. is incorporated under the laws of the State of Nevada and has eight wholly owned subsidiaries, which, with Ideal Financial Solutions, Inc., are referred to herein as the Company.

The Company markets and sells a suite of online software solutions to customers for monthly subscription fees that enable the customers to access the Company’s software solutions online and to receive related customer support. The Company’s software includes education, support and automated online tools intended to enable customers to create additional cash resources, to reduce or eliminate non-asset-building debt and to build financial independence. The suite of software solutions is marketed by the Company and through independent marketing organizations (marketing partners) that are paid a portion of the monthly subscription fees or a one time payment for referral. The Company initiates charges using credit cards, Check21, eCheck or ACH payments to customers for the monthly subscription fees that are collected through merchant clearing accounts.

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

Business Condition – During the year ended December 31, 2010, the Company suffered a loss of $936,685 and used $248,841 of cash in its operating activities.  Through December 31, 2010, the Company has accumulated a deficit of $8,434,346 and as of December 31, 2010, the Company had a stockholders’ deficit of $1,186,874 and its current liabilities exceeded its current assets by $1,220,616. During the second quarter of 2010, the Company incurred a $1,000,000 charge for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant bank. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the company moved from credit card processing to Check21, eCheck  and ACH platforms.  In addition, the Company is currently exploring the opportunity to market its services to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company would charge a monthly fee to the corporation who would then allow their employees access to the suite of online services offered.  This should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents – The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Merchant Reserves – Online subscription-based services require the use of credit card merchant accounts. The merchant clearing companies retain a portion of collected fees to cover possible loss from charge backs and refunds. Upon a satisfactory period with a merchant clearing company, the percent of cash held in reserve is reduced and paid to the Company.

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expense for the years ended December 31, 2010 and 2009 was $15,444 and $5,114, respectively.

We lease our executive office in Las Vegas, Nevada pursuant to a month-to-month lease. Our current rent with respect to this facility is $600 per month.  We also rent office space (approximately 4,800 square feet) used for operations, customer service and various meetings in Utah pursuant to two leases that expire on April 2, 2011 and January 5, 2012, respectively, and are subject to a one-year extension option.   Our current rent with respect to this facility is $2,400 per month, increasing to $2,800 per month during the renewal term.   We also colocate the servers that house our online software in a facility in Salt Lake City, Utah.  We colocate such servers pursuant to a month-to-month agreement, which has no expiration date.

In September 2009, the titles of three lots in California were deeded to the Company in accordance with a loan receivable default provision and valued at $70,870, the balance of the note receivable and was included in property and equipment at December 31, 2009.  In June 2010, the land was paid to the CEO and President equally in lieu of accrued wages.  The appraised value of the land was approximately equal to our carrying value and was accounted for as compensation.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment annually and when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. If it is determined that the carrying value of an asset will not be recovered, the carrying value is written down to the asset’s fair value determined by the discounted net cash flows from the asset. No impairment of long-lived assets was recognized during the years ended December 31, 2010 or 2009.

Revenue Recognition – Monthly subscription fees vary and are based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and charge-backs based on historical experience rates.

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of December 31, 2010 and 2009 were $153,100 and $331,913, respectively.  Estimated refunds and charge-backs are estimated and accrued in the same period the revenue is earned. Accrued refunds as of December 31, 2010 and 2009 were $47,714 and $62,547, respectively and are included in accrued liabilities.

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

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Concentration Risk – During 2010, the Company had a marketing partner that provided 29% of all advertising leads.  During 2009, the Company had a different marketing partner that provided 70% of all advertising leads.  These marketing partners discontinued providing services to the Company in August 2009 and March of 2010, respectively.

Customer Service – The Company primarily outsources customer service to an unaffiliated company and is billed for the customer support provided on an hourly basis. Customer support expenses are recognized as incurred.  An outstanding invoice for $12,394 for these services is included in accounts payable as of December 31, 2010.
Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes. Deferred income taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and on tax operating loss carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred income tax assets when it is not more likely than not that the deferred income tax assets will be realized.

Earnings (Loss) Per Share –The computations of basic earnings (loss) per share are based on net income (loss) divided by the weighted-average number of common shares outstanding during the period, adjusted for qualified participating securities, using the if-converted method, when the qualified participating securities are dilutive. Diluted earnings (loss) per share are calculated by dividing net income (loss) assuming dilution by the weighted-average number of common shares and potentially dilutive shares of common stock issuable upon conversion of non-participating shares. When dilutive, the potential common shares issuable upon exercise of warrants included in diluted earnings (loss) per share are determined by the treasury stock method.

At December 31, 2010, there were participating common stock equivalents from convertible preferred stock of 10,000,000 shares that were excluded from the computation of basic loss per share and there were 1,175,025 warrants that were excluded from the calculation of diluted loss per share because their effects would have been anti-dilutive.

The calculations of basic and diluted earnings (loss) per share were as follows:

	For the Year Ended
	December 31,
	2010	2009

Net income (loss)	$(936,685)	$680,921
Weighted-average common shares outstanding	21,692,045	20,759,524
Effect of participating Series A convertible preferred stock	-	10,000,000
Basic weighted-average common shares outstanding	21,692,045	30,759,524
Dilutive effect of outstanding warrants	-	1,137,232
Diluted weighted-average common shares outstanding	21,692,045	31,896,756
Basic earnings (loss) per share	$(0.04)	$0.03
Diluted earnings (loss) per share	(0.04)	0.02

Computer Software Costs – The Company charges all software development costs to research and development until technological feasibility has been established.  Technological feasibility has been established when a detail program design has been completed or the completion of a working model, after which additional development costs and updates are capitalized as property and equipment. After technological feasibility has been established, maintenance costs are expensed as incurred.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Recently Enacted Accounting Pronouncements

Revenue Recognition – In October 2009, the Financial Accounting Standards Board (‘FASB”) issued a new accounting standard that provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosure – In January 2010, the FASB issued guidance requiring that for each class of assets and liabilities measured at fair value, reporting entities provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy.  For assets valued using the Level 3 method, entities will be required to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  The guidance also states that an entity should provide fair value measurements for each class of asset or liability, and Explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. This guidance is effective for interim and annual filings for fiscal years beginning after December 15, 2010.  There is no expected effect on the Company’s financial statements.

NOTE 2 – RELATED PARTY NOTES RECEIVABLE

During 2009, the Company advanced $15,244 and $12,500 to two employees under the terms of promissory note agreements. During 2010, the first note was paid by the surrender of 26,300 shares of stock with a market value of $12,623 or $0.48 per share, which was the market value on the date of the transaction.  The second note is unsecured, bears interest at 3%, and requires total monthly payments of $500 until the final payment in December 2011.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Computer equipment	$53,787	$34,351
Office furniture and equipment	26,812	26,812
Land	-	70,870
Total Property and Equipment	80,599	132,033
Less: Accumulated depreciation	(46,857)	(22,608)
Net Property and Equipment	$33,742	$109,425

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table summarizes the gross carrying amount and the related accumulated amortization of capitalized computer software costs as of December 31, 2010 and 2009, which are recorded on the balance sheet as part of property and equipment and have a 3 year estimated useful life:

	December 31,
	2010	2009

Beginning carrying amount	$26,812	$23,842
Additions	-	2,970
Gross carrying amount	26,812	26,812
Accumulated amortization	(24,931)	(16,127)
Net value	$1,881	$10,685

Amortization expense related to intangible assets was 8,804 and $8,846 during the years ended December 31, 2010 and 2009, respectively.  Estimated amortization for the year 2011, based on current amortization, will be $1,881.

NOTE 4 – NOTES PAYABLE

From 2004 through 2007, the Company borrowed under the terms of unsecured promissory notes from investors. Two notes totaling $17,230 remain outstanding, are in default and were currently due as of December 31, 2010 and 2009.   The Company has made repeated attempts to locate the note holders in order to make payment but has been unsuccessful in its efforts.

During 2009, $240,063 was paid against the principal of notes payable and a total of $39,788 was accrued and paid as interest over the course of the year.

NOTE 5 – SHAREHOLDERS’ EQUITY

Reverse Stock Split – On December 17, 2010, the board of directors approved a 200:1 reverse split of the outstanding common shares and a 50:1 reverse split on the number of authorized common shares all effective January 6, 2011.  The board also approved a 50:1 reverse split on the number of authorized preferred shares and approved a 200:1 reverse split of the authorized and the outstanding preferred stock designated as series A convertible.  The Company has retrospectively applied the reverse split for all periods presented.  Following the reverse split, the Company has 1,000,000 shares of authorized and outstanding series A convertible preferred stock; 9,000,000 shares of authorized undesignated preferred stock; 160,000,000 shares of authorized common stock with 22,246,661 common shares outstanding.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock from time to time with such rights and privileges as the Board of Directors may determine. During July 2004 and October 2006, the Board of directors designated and authorized the Company to issued 1,000,000 shares of $0.001 par value, Series A convertible preferred stock (the “Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into 10 shares of common stock, or 10,000,000 shares of common stock in total.

The Series A Preferred Stock has no stated dividend rate and will share in any dividend declared by the Board of Directors on a pro rata basis as though it had been converted into common shares. Should the Board declare a dividend, the Series A Preferred Stock would receive payment prior to any dividends being declared or paid on the common stock. Accordingly, the Series A Preferred Stock is a participating security with the common stock for purposes of computing earnings (loss) per share.

Upon any liquidation of the Company, no distribution shall be made to the holders of shares of common stock or other stock ranking junior to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received an amount equal to the original issue price plus an amount equal to accrued and unpaid dividends and distributions thereon. After this preferential payment, the Series A Preferred Shareholders shall participate on an equal basis with the common shareholders as if the preferred stock had been converted into common stock immediately prior to liquidation.

Except as otherwise required by law, the holders of shares of Series A Preferred Stock vote together with the holders of shares of the common stock on all matters submitted to the stockholders of the Company and not as a separate class, and each share of Series A Preferred Stock entitles the holder thereof to 10 votes or the equivalent amount of voting power thereof as determined by the Board of Directors.

Common Stock – During 2009, the Company issued 479,489 shares of common stock to consultants for services valued at $151,671, or $0.32 per share. The common stock and the related services were valued based on the market value of the common stock at the date the shares were issued.

In March 2009, the Company issued 3,000,000 shares of common stock to officers of the Company upon satisfaction of accrued compensation. The common stock and the related compensation were valued at $60,000, or $0.02 per share, which was equal to the market value of the common stock on the date issued.

On July 17, 2009, the Company awarded selected officers and key employees a total of 120,000 shares of unvested common stock. The common stock awarded to each officer or employee vested over a one year period.  The market value of Company’s common stock on July 17, 2009 was $0.42 per share, or a total of $50,400, and was recognized as compensation expense over the period the common shares vested and was included in salaries expense in the accompanying consolidated financial statements. As of December 31, 2010, all compensation related to this award was recognized.

In August 2009, the Company purchased and redeemed 311,472 shares of common stock for $147,319, or $0.47 per share, for cash. The price paid was equal to the market value of the common stock on the date purchased and the payment did not include any unstated rights.

In February, 2010, the Company awarded to an officer a total of 50,000 shares of unvested common stock. The common stock awarded vests over a one-year period.  The market value of Company’s common stock on February 28, 2010 was $0.68 per share, or a total of $34,000, and is being recognized as compensation expense over the period the common shares vest. Compensation expense charged against operations for these stock-based awards during the year ended December 31, 2010 was $28,333 and is included in salary expense in the accompanying consolidated financial statements. As of December 31, 2010, unrecognized stock-based compensation was $5,667 and will be recognized over the remaining vesting term of two months. The fair value of the unvested common stock at December 31, 2010 was $1,250.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In March 2010, 26,300 shares of common stock with a market value of $12,623 or $.048 per share were surrendered in payment of a related party note receivable with a balance of $12,623.

In November 2010, 627,500 shares of common stock were issued to executives in payment of $251,000 in wages accrued between 2004 and 2009.  These shares were valued at $0.40 per share, which was the price agreed upon by the executives, and designed to be beneficial to the Company and resulted in a contribution to capital.  In December 2010, the same executives forgave $251,000 of accrued wages.  In December 2010, 300,000 of these shares of common stock, valued at $66,000 or $0.22 per share, which was the market value of common stock on the date of the agreement, were then paid to employees and vendors and accounted for as a contribution to capital by the executives and compensation expense.

Warrants – In 2005 and 2006, the Company issued warrants to purchase 1,175,025 shares of common stock at exercise prices from $0.02 to $12.00 per share. These warrants were issued to investors with no expiration date and vested at the dates issued. There was no activity in the warrants during the years ended December 31, 2010 and 2009. Warrants outstanding at December 31, 2010 consisted of the following:

Exercise
Warrants	Price
1,000,000	$0.02
9,125	1.20
25,835	2.00
130,265	5.00
7,300	10.00
2,500	$12.00
1,175,025

NOTE 6 – DEFERRED INCOME TAXES

The tax effects of temporary differences and carry forwards which give rise to the net deferred income tax asset as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Deferred tax assets
Operating loss carry forwards	$470,668	$171,992
Accrued salaries	65,545	292,161
Share-based compensation	143,589	143,589
Accrued vacation	9,548	4,530
Contingent merchant accrual	263,898	-
Miscellaneous	126,279	152,664
Less: Valuation allowance	(1,070,437)	(750,978)
Total deferred tax assets	9,090	13,958
Deferred tax liability
Depreciation and amortization	(9,090)	(13,958)
Net Deferred Income Tax Asset	$-	$-

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

A reconciliation of the amount of tax computed using statutory federal income tax rate to the provision for income taxes is as follows:

	For the Years Ended
	December 31,
	2010	2009

Tax expense (benefit) at statutory rate (34%)	$(318,473)	$231,513
State tax expense (benefit), net of federal benefit	(30,910)	22,517
Non-deductible expenses	21,107	7,104
Other changes	8,817	-
Benefit of operating loss carry forwards	-	(232,595)
Change in valuation allowance	319,459	(28,539)
Provision for Income Taxes	$-	$-

At December 31, 2010, the Company has operating loss carry forwards of approximately $1,938,000 that will begin to expire in 2024 if not used by that date.  The Company’s 2007 through 2010 tax returns remain open to review by the tax authorities.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Merchant Claim – During 2009, the Company was notified of a claim from a merchant for alleged credit card fines and penalties incurred in excess of the reserves held by the merchant in the amount of $115,320. The Company has requested substantiation of the fines and penalties; however, the claimant has been unable to substantiate the claim.  The Company is negotiating with the claimant, is currently unable to estimate the outcome or the potential loss that may be incurred, if any, and believes that any loss that may be incurred as a result of this claim is negligible and has not made a provision in the accompanying consolidated financial statements, however, the outcome is uncertain.

During 2010, the Company was notified of a claim from a merchant account processor for fines and penalties incurred in excess of the reserves held by the merchant in the amount of approximately $1,000,000.  The fine was assessed by VISA and collected from the merchant account processor and is allegedly an expense that is to be passed on to the Company.  The Company is negotiating with the merchant account processor as to whether the Company is required to reimburse the merchant account processor and the amount of that reimbursement. Though the Company is negotiating with the claimant, we are currently unable to estimate the outcome or the potential loss that may be incurred, if any, and we believe that any loss that may be incurred as a result of this claim has been adequately provided for by recording an expense and corresponding liability of $707,500 during the second quarter of 2010.