Form 10-Q
period 2011-03-31
Ideal Financial Solutions Inc
filed 2011-05-16
CIK 1302849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 2011

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

000-53922
(Commission File No.)

Ideal Financial Solutions, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0999642
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

5940 S. Rainbow Blvd., Suite 3010
Las Vegas, Nevada, 89118

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (801) 302-2251

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒      NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒      NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ] NO [X]
As of May 10, 2011 the registrant had 22,246,661 Common Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements      The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities Exchange Commission on March 28, 2011.

The results of operations for the three-month periods ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

IDEAL FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$62,119	$64,727
Trade accounts receivable, net	19,254	-
Merchant reserves	-	189,721
Related party notes receivable - current portion	3,828	5,655
Total Current Assets	85,201	260,103
Property and Equipment, net of accumulated depreciation of $53,572 and 46,857, respectively	28,902	33,742
Total Assets	$114,103	$293,845

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$221,462	$238,389
Accrued liabilities	1,026,784	1,072,000
Deferred revenue	25,540	153,100
Notes payable	17,230	17,230
Total Current Liabilities	1,291,016	1,480,719
Shareholders' Deficit
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and outstanding; liquidation preference $10,053	10,053	10,053
Undesignated preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized; 22,246,661 shares outstanding	22,246	22,246
Additional paid-in capital	7,220,840	7,215,173
Accumulated deficit	(8,430,052)	(8,434,346)
Total Shareholders' Deficit	(1,176,913)	(1,186,874)
Total Liabilities and Shareholders' Deficit	$114,103	$293,845

  See the accompanying notes to the condensed consolidated financial statements

IDEAL FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months
	Ended March 31,
	2011	2010

Revenue, net of refunds	$678,359	$2,650,761
Expenses
Marketing and advertising	2,411	2,168,150
Customer service	195,340	152,410
Salaries	249,048	244,027
Professional fees	131,377	189,119
General and administrative	96,879	344,035
Total Expenses	675,055	3,097,741
Income (Loss) from Operations	3,304	(446,980)
Other Income	990	340

Net Income (Loss)	$4,294	$(446,640)

Basic Earnings (Loss) Per Share	$0.00	$(0.02)
Diluted Earnings (Loss) Per Share	0.00	(0.02)

  See the accompanying notes to the condensed consolidated financial statements

IDEAL FINANCIAL SOLUTIONS, INC.
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three
	Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$4,294	$(446,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	5,667	15,433
Depreciation and amortization	6,715	5,261
Changes in operating assets and liabilities:
Trade receivables	(19,254)	-
Merchant reserves	189,721	(527,711)
Other assets	-	(1,412)
Trade accounts payable	(16,927)	311,520
Accrued liabilities	(45,217)	107,727
Deferred revenue	(127,560)	488,231
Net Cash Used In Operating Activities	(2,561)	(47,591)
Cash Flows from Investing Activities
Proceeds from collections of related party notes receivable	1,828	-
Purchase of property and equipment	(1,875)	(10,002)
Net Cash Used in Investing Activities	(47)	(10,002)
Net Cash Used in Financing Activities	-	-
Net Decrease in Cash and Cash Equivalents	(2,608)	(57,593)
Cash and Cash Equivalents at Beginning of Period	64,727	328,856
Cash and Cash Equivalents at End of Period	$62,119	$271,263

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock surrendered in payment of note receivable from related party	$-	$12,623

  See the accompanying notes to the condensed consolidated financial statements

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Organization and Nature of Operations – Ideal Financial Solutions, Inc. is incorporated under the laws of the State of Nevada and has five wholly owned subsidiaries, which, with Ideal Financial Solutions, Inc., are referred to herein as the Company.

The Company markets and sells a suite of online software solutions to individuals and companies for monthly subscription fees that enable the customers to access the Company’s software solutions online and to receive related customer support. The Company’s software includes education, support and automated online tools intended to enable customers to create additional cash resources, to reduce or eliminate non-asset-building debt and to build financial independence. The suite of software solutions is offered through our website and also sold as a “white label” solution to other companies who in turn, offer the services to their customers. The Company initiates charges using electronic check or ACH payments to customers for the monthly subscription fees or invoice corporate clients weekly.

Principles of Consolidation – The accompanying consolidated financial statements include the operations, transactions and balances of Ideal Financial Solutions, Inc. and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – During the three months ended March 31, 2011, the Company used $2,561 of cash in its operating activities.  At March 31, 2011, the Company has accumulated a deficit of $8,430,052, a stockholders’ deficit of $1,176,913 and its current liabilities exceeded its current assets by $1,205,815. During the second quarter of 2010, the Company incurred a $1,000,000 charge for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant bank. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company charges a weekly fee to the corporation who would then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition – Subscription fees vary and are based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and charge-backs based on historical experience rates.

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of March 31, 2011 and December 31, 2010 were $25,540 and $153,100, respectively. Estimated refunds and charge-backs are estimated and accrued in the same period the revenue is earned. Accrued refunds as of of March 31, 2011 and December 31, 2010 were $12,230 and $47,714, respectively, and are included in accrued liabilities.

In 2011, the Company began to market its software solutions to other companies, who in turn, can offer access to their employees or customers or borrowers. We invoice our clients weekly for consultation for online marketing, online merchant activities, access to our software license and for customer service.

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

Accounts Receivable – During the first quarter of 2011, the Company began selling its online subscription-based services to corporate customers and bills them on a weekly basis after the services have been provided.  The Company generally does not require collateral and periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary.

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

At March 31, 2011, there were 175,025 warrants that were excluded from the calculation of diluted earnings per share because the exercise price of the warrant was in excess of the average stock price.

At March 31, 2010, there were participating common stock equivalents from convertible preferred stock of 1,000,000 shares that were excluded from the computation of basic and diluted loss per share and there were 1,175,025 warrants that were excluded from the calculation of diluted loss per share because their effects would have been anti-dilutive.

The calculations of basic and diluted earnings (loss) per share were as follows:

	For the Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$4,294	$(446,640)
Weighted-average common shares outstanding	22,246,661	21,923,418
Effect of participating Series A convertible preferred stock	1,000,000	-
Basic weighted-average common shares outstanding	23,246,661	21,923,418
Dilutive effect of outstanding warrants	857,143	-
Diluted weighted-average common shares outstanding	24,103,804	21,923,418
Basic earnings (loss) per share	$0.00	$(0.02)
Diluted earnings (loss) per share	0.00	(0.02)

NOTE 2 – SHAREHOLDERS’ EQUITY

Reverse Stock Split – On December 17, 2010, the board of directors approved a 200:1 reverse split of the outstanding common shares and reduced the number of authorized common shares.  The board also reduced the number of authorized preferred shares and approved a 200:1 reverse split of the authorized and the outstanding preferred stock designated as Series A convertible.  The Company has retrospectively applied the reverse split for all periods presented.  Following the reverse split, the Company has 1,000,000 shares of authorized and outstanding series A convertible preferred stock; 9,000,000 shares of authorized undesignated preferred stock; 160,000,000 shares of authorized common stock with 22,246,661 common shares outstanding.

Common Stock – In February, 2010, the Company awarded an officer a total of 50,000 shares of unvested common stock. The common stock awarded vests over a one-year period.  The market value of Company’s common stock on February 28, 2010 was $0.68 per share, or a total of $34,000, and is being recognized as compensation expense over the period the common shares vest. Compensation expense charged against operations for these stock-based awards during the three months ended March 31, 2011 and 2010 was $5,667 and $15,433, respectively, and is included in salary expense in the accompanying consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

In March 2010, 26,300 shares of common stock with a market value of $12,623 or $.048 per share were surrendered in payment of a related party note receivable with a balance of $12,623.

Warrants – In 2005 and 2006, the Company issued warrants to purchase 1,175,025 shares of common stock at exercise prices from $0.02 to $12.00 per share. These warrants were issued to investors with no expiration date and vested at the dates issued. There was no activity in the warrants during the periods ended March 31, 2011 and 2010. Warrants outstanding at March 31, 2011 consisted of the following:

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

Company Overview

We provide a suite of online software solutions used by businesses and individuals for the automated management of cash flows. These solutions include tools to effectively increase cash flow through debt elimination techniques, tax savings and wealth creation. We also provide access to other personal financial solutions such as unsecured debt restructuring, insurance and investment options.

Our principal product offering is our Cashflow Management Tool, which has two components.  The first is a debt management and reduction software tool called iDebtManager.  iDebtManager is a web-based application used by customers to organize a debt payment plan.  The second is called iBillManager, which interfaces with a third-party, electronic bill-payment system called Metavante, which uses electronic debit transactions to automate all bill payments for customers.

We provide Internet-based debt management and wealth building services and personal financial tools.  We plan to continue to build upon our success, strengths, and reputation as a leading and reliable provider of automated finance management software. With the success in our marketing campaigns, we saw a large increase in revenues in 2009 and 2010 , which has allowed us to pay off our interest-bearing debt, expand our management team to further our growth and expand our pursuits to increase stockholder value through greater market penetration, additional services and profitability.

Due to the costs and problems associated with online marketing and credit card processing, we have shifted our focus in 2011 from online marketing directly to individuals to contracting with third-party companies who offer our software to their employees or customers through a licensing agreement, which still includes access to our customer service, coaching and consultation for online marketing, web design, online merchanting and accounting.  Though still in the beginning stages, this new marketing vertical has the potential of being a great growth area for Ideal and one we hope to offer to lenders such as micro-loan companies and credit unions.

This shift in our core marketing is the result of a tumultuous and educational year in 2010.  The process has caused a decrease in total revenue, but we have stream-lined our business and cut costs to the point where we are roughly at the break-even point and have systems in place that will be scalable in several verticals and which we hope and believe will eventually reach and help more people than ever before.

Management believes that we are well positioned in the marketplace as a supplier of cash management services in all fifty states. By leveraging the existing scalability of our system, our strategic marketing partners and world-class customer service partners, we believe that we can continue to grow at a strong rate over the long term.

General Outlook

We have generated a nominal net income during the three months ended March 31, 2011, a change from the net loss generated in the three months ended March 31, 2010.  Revenues from our services have decreased dramatically compared to the three months ended March 31, 2010, as we have migrated our business from an online system marketed directly to individuals to licensing our services to other companies who offer or “white label” our product to their customers or employees.  We also offer customer service and assist client companies with their web presence, online marketing and merchanting solutions.   Our expenses have decreased commensurate to our revenue.

We have completed our registration with the SEC under the Securities Exchange Act of 1934 but have temporarily ceased our efforts of trading on the OTC Bulletin Board, as there have been many changes in the OTC Bulletin Board stock exchange and OTC Markets, Pink Sheets, including the creation of a new designation for companies that are  fully reporting with the SEC called OTC.QB which allows for easier, electronic trades, less cost and we hope, better exposure.  Eventually, we anticipate that our stock will be traded on the OTC Bulletin Board after a broker files the required forms with FINRA.  We have also increased our customer service footprint by building an in-house customer service facility to better serve our customers and to assist with servicing the users of our products through licensing agreements with client companies.

Finally, we have begun our new marketing plan of bringing our services to the clients of companies that specialize in offering micro-loans including payday loan companies, credit unions and mortgage companies.   We believe our services are a good match for these lenders, as it will help individuals improve their financial situation, which in turn helps them become better and more responsible borrowers.

Results of Operations – Quarters Ended March 31, 2011 and 2010

The following discussions are based on the consolidated balance sheet at March 31, 2011 and statement of operations for the three months ended March 31, 2011 and 2010 and notes thereto.

Revenues and Cost of Revenues

Revenues are achieved through offering our various online applications for automating debt reduction, cash management and wealth building to companies and individuals. Revenues from sales of our services for the three months ended March 31, 2011 were $678,359 a decrease of $1,972,402 from $2,650,761 for the three months ended March 31, 2010.

As we have shifted our core business from marketing directly to the public to engaging other companies, we have seen a dramatic reduction in revenues and related expenses.  With the challenges of finding new opportunities and income sources, we have streamlined our processes and expenses to the point that we are roughly break-even and are poised to scale our business model to new verticals and realize the benefits of our new system.

Expenses

Total operating expenses for the three months ended March 31, 2011 were $675,056, a decrease of $2,422,685 from expenses of $3,097,741 for the three months ended March 31, 2010.  The decrease in operating expenses was due to decreases in all categories of operating expenses commensurate with our revenues for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 .

Our marketing expenses decreased by $2,165,739, to $2,411, in the three months ended March 31, 2011, from $2,168,150 in the three months ended March 31, 2010.  This decrease in marketing expenses is a result of new efforts of working directly with other companies and relying upon repeat customers, which require little marketing expenditures.  Our customer service expenses increased by $42,930, to $195,340, in the three months ended March 31, 2011 from $152,410 in the three months ended March 31, 2010. The increase in customer service expense is due to a new initiative by the Company to expand and improve our customer service and to do it in-house rather than using a third party exclusively.

Expenses relating to salaries increased by $5,021, to $249,048, in the three months ended March 31, 2011 from $244,027 in the three months ended March 31, 2010, an expected trend as we have roughly the same personnel now as in the first quarter of 2010.  Expenses relating to professional fees decreased by $57,741, to $131,378, in the three months ended March 31, 2011 from $189,119 in the three months ended March 31, 2010 due to a decrease in expenses related to reporting with the SEC from additional accounting staff, audit and attorney fees since we have improved our accounting and reporting.  Our general and administrative expenses decreased by $247,156, to $96,879, in the three months ended March 31, 2011 from $344,035 for the three months ended March 31, 2010. The decrease in general and administrative expenses is due to decreases in overall operations, which lead to a decrease in merchant costs.

Our other income (expenses) increased by $651, to $991, in the three months ended March 31, 2011 from $340 in the three months ended March 31, 2010 due to few expenses and interest income.

For three months ended March 31, 2011, we have reported net income of $4,294, which represents a change of $450,934 compared to our net loss of $466,980 for the three months ended March 31, 2010.   The principal driver of this increase in net income is a reduction in most expenses, especially marketing and merchant costs.

Liquidity and Capital Resources

Cash Flow

We used $2,561 in cash for operations during the three months ended March 31, 2011 compared to using $47,591 from operating activities during the three months ended March 31, 2010.

For the three months ended March 31, 2011, our primary source of cash has continued to be from operations.  We used cash to pay down $16,927 in accounts payable, and $45,216 for an increase in accrued liabilities and to fund a decrease in deferred revenue of $127,560, as the revenue came out of deferment. We reduced merchant reserves to $0, providing 189,721 in cash for the three months ended March 31, 2011, compared to $527,711 in cash we used for the merchant reserve receivable for the three months ended March 31, 2010.  We used $16,927 to fund trade receivables and $45,216 for an increase in accrued liabilities.  There were no financing activities in the first quarter of 2011.

There were no financing activities, but investing activities included $1,828 in payments on an employee loan and $1,875 in new computer purchases.

For the three months ended March 31, 2010, our primary source of cash was from operations.  We freed up cash by paying for services with common stock valued at $15,433 and an increase in accounts payable of $311,520.  In 2010, because of our new model for lower cost subscriptions rather than high priced service for a few individuals, we experienced a large increase in revenue and consequently a increase in deferred revenue $488,231.   Similarly, merchant reserves increased as revenues increased, which used $527,711in cash.

Capital Expenditures.

We expect capital expenditures during the next 12 months to include minor computer purchases and upgrades.  Cash from operations should be sufficient to fund any new equipment needs.

Current and Expected Liquidity.

As of March 31, 2011, we had cash and cash equivalents of $62,119 and current assets of $85,201.  As of March 31, 2011, we had current liabilities of $1,291,016, which is made up of $221,463 in accounts payable, $1,026,784 in accrued liabilities, $25,540 in deferred revenue and $17,23 in notes payable, creating a working capital deficit of $1,205,815.

Our $1,026,784 in accrued liabilities as of March 31, 2011 is made up of $170,385 in accrued salaries earned by the CEO, COO and President during the period 2004-2007, $12,230 in accrued refunds, $62,508 is accrued payroll and other miscellaneous liabilities and $707,500 in a fine assessed against the Company for excessive credit card refunds. The Company’s legal counsel is currently evaluating the fine and is in negotiations to resolve the balance and terms of payment, if any; however, payment was deemed “probable” and therefore was accrued.  Management believes the fine is unfounded and plans to vigorously defend the claim and hopes to mitigate the expense in the future.

Our cash resources are not sufficient to meet our operating needs for the next 12 months unless we are able to generate positive cash flow from operations.  Otherwise, we will be required to seek outside capital funding.

We have relied on cash from operations as the sole source of cash for over the past three years.  We have used our positive cash flow from the last two years to pay down external debt and begin paying down accrued salaries and other liabilities, while increasing operations and staff and commencing the process of registering with the SEC.

Due to a streamlined business model and corporate structure, our fixed cash requirements are between $150,000 and $250,000 per month; we currently are able to meet these cash requirements through revenues from our current customers, which generally generates $100,000 to $300,000 in cash per month.  Even with increased expenses associated with being a reporting company, we expect to be able to experience positive cash flow to cover planned operations (but not extraordinary events) if operations continue at current levels.    Because of recent changes in our business activities and the Company’s recent loss of a significant credit card processing relationship, there is a risk that net cash flow will not continue at current levels during the remainder of 2011, and we may be required to seek additional capital and reduce expenditures.

Due to recent changes in credit card merchanting rules and regulations, certain online activity has become limited.  As a result, our total online activity in relation to total sales is limited, which may limit our access to cash for operations.  In addition, as previously described, we experienced a high volume of chargebacks on credit card transactions in early 2010, which lead to increased minimum merchant reserve levels in the second quarter of 2010.   We have taken steps to remedy this new limitation by seeking new avenues of electronic payment such as ACH and eCheck options.   We believe that these remedies will permit the Company to offset most of the effect of the changes in merchanting rules and increases in reserve requirements in the short term and create an environment for growth long-term.

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

We may be unable to raise capital needed to pay current liabilities or for operations going forward or may be required to pay a high price for capital.  Due to our large working capital deficit of $1,205,815, we may not have enough capital to fund operations.

As of March 31, 2011, our current liabilities exceeded our current assets by $1,205,815.  We may need as much as $1.2 million from operations or financing in order to pay obligations and continue operations.  We also expect our general and operating expenses to increase by approximately $150,000 in 2011 as we become subject to the public company reporting requirements, and we expect that amount to increase significantly in late 2011 as we become subject to certain internal control requirements.

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

As a result of the high number of chargebacks, a key credit card processor increased its minimum merchant reserve levels in the second quarter of 2010 and eventually terminated its processing relationship with us.  Following the second quarter of 2010, we learned that VISA had charged the credit card processor with a $1,000,000 fine associated with these chargebacks, which fine the credit card processor allegedly paid and for which it is seeking indemnification from us.   Our agreements with this processor and other processors may be read to require us to reimburse the credit card processor for such fines, without any opportunity to intercede with VISA or otherwise defend against the claims.  The $1,000,000 fine claimed already has significantly harmed our profitability and liquidity in the near term.   Additional fines, particularly if substantial in size, would limit our ability to continue as a going concern.

Our capacity to process revenue has been constrained as a result of the loss of a credit card processor relationship and may be subject to additional constraints.

Historically, most of our revenues came from online subscriptions involving monthly credit card payments. To process these payments, we have been dependent upon a number of credit card processing companies, who in turn, have relationships with VISA, MasterCard and other credit card companies. For reasons described in the previous paragraph, a credit card processor on which we were substantially dependent terminated its relationship with us. As a result of the loss of a major processor, we have experienced a reduction in our capacity to process credit card transactions, which will limit our ability to maintain and expand revenues in the near future. For this and other reasons, we have been forced to use alternative forms of electronic transactions suitable for online business such as eCheck, ACH and Check21. The need to use such methods, which require more effort by customers than credit card transactions, will limit our ability to maintain and expand revenues and meet our obligations.

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

We compete with other software-based solutions on the features and effectiveness of our product offerings, price, customer service and the effectiveness of our automatic bill payments system. In general, our primary weakness is our lack of name recognition in the market place.   Many of our existing and potential competitors have longer operating histories, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.  The profitability of our business depends upon our continuing to attract new customers, while retaining existing subscribers.  If we are unable to strengthen our brand, differentiate ourselves in the marketplace and otherwise compete with the numerous competitors in our market place, we may contract and experiencing net losses.

Our business has benefitted from the recent economic downturn and may be harmed by a recovery.

The recent recession, together with the tightening of lending standards, caused many consumers to experience cash flow difficulties and become more aware of the risks of significant borrowing.  These negative economic experiences, and a general interest in debt reduction and conservative cash flow management, led to significant growth in our business.  As the U.S. economy recovers, consumers may lose interest in cash management and reduction of debt, which could lead to slower growth in customers and even an overall net loss in the number of customers.  If this occurs, we will likely experience decreasing revenues and increasing net losses.

Even if the U.S. economy does not recover in the short-term, we may experience a loss in customer base because people who are unemployed or initiate bankruptcy protection typically do not use our services.   This would also result in decreasing revenues and increasing net losses.

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

Our Cash Management Tool runs on our Internet website, rather than customers’ computers, and is utilized by our customers through the Internet.   Our ability to operate is dependent upon our ability to protect our website and network against interruptions, damages and other events that may harm our ability to provide services to our customers on a short-term or long-term basis and may lead to lawsuits, customer losses, liabilities and harm to our reputation. We may not have adequate quality assurance procedures in place or may fail to detect inadequacies until problems arise. If we are unable to identify problems on a timely basis, we could experience a loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

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

In order to successfully implement our business strategy, we must achieve substantial growth in our customer base through additional sales.  We may not achieve such growth, despite significant expenditures for marketing. If achieved, significant growth would place increased demands on our management, accounting systems, infrastructure and systems of financial and internal controls.  Rapid growth would also require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. This would require an increase in the number of our personnel, particularly within customer service and technical support. Because of competition for employees and difficulties inherent in hiring, retaining and training large numbers of service and support personnel in a short period of time, we may be short staffed at times or be staffed with relatively inexperienced personnel. Our labor, administrative, professional fees and other costs may also increase. Any failure to expand our technical and personnel infrastructure with our business could lead to a decline in the quality of our sales, marketing, service, or other aspects of our business and lead to a long-term decline in revenue and an increase in losses.

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

We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.  The requirements include, without limitation, the obligation to file annual, quarterly and current reports with the SEC, to have in place certain controls and procedures and other obligations.   Compliance with our disclosure and other obligations may consume a large amount of management attention and require significantly increased expenditures on legal, accounting and other services.  This may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Registration under the Exchange Act also makes us subject to certain liability provisions, which may create additional avenues for shareholders and regulators to make claims against the company.

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

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
	•	bid and offer price quotes and volume information;
•	the broker-dealer’s compensation for the trade;
•	the compensation received by certain salespersons for the trade;
•	monthly accounts statements; and
•	a written statement of the customer’s financial situation and investment goals.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2011.

Critical Accounting Policies and Estimates

Principles of Consolidation – The accompanying consolidated financial statements include the operations, transactions and balances of Ideal Financial Solutions, Inc. and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – During the three months ended March 31, 2011, the Company suffered a loss of $936,685 and used $248,841 of cash in its operating activities.  At March 31, 2011, the Company has accumulated a deficit of $8,406,664, a stockholders’ deficit of $1,159,192 and its current liabilities exceeded its current assets by $1,188,094. During the second quarter of 2010, the Company incurred a $1,000,000 charge for alleged credit card fines and penalties incurred in excess of the reserves held by a merchant bank. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing to new verticals, including selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company charges a weekly fee to the corporation who would then allow their employees and customers access to the suite of online services offered.  This should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of March 31, 2011 and December 31, 2010 were $25,540 and $153,100, respectively. Estimated refunds and charge-backs are estimated and accrued in the same period the revenue is earned. Accrued refunds as of March 31, 2011 and December 31, 2010 were $12,230 and $47,714, respectively and are included in accrued liabilities.

In 2011, the Company began to market its software solutions to other companies, who in turn, can offer access to their employees or customers or borrowers.    We invoice our clients weekly for consultation for online marketing, online merchanting, access to our software license and for customer service.  Under these agreements, deferred revenue will be minimal, if not completely eliminated and we will no longer have merchant reserves.

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

At March 31, 2011, there were participating common stock equivalents from convertible preferred stock of 10,000,000 shares that were excluded from the computation of basic loss per share and there were 972,152 warrants that were excluded from the calculation of diluted loss per share because their effects would have been anti-dilutive.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.    Controls and Procedures

(a)    Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

Ideal Financial Solutions, Inc.

May 16, 2011	By: /s/ Steven L. Sunyich
Date	Steven L. Sunyich,
Chief Executive Officer

May 16, 2011	By: /s/ Benjamin M. Larsen
Date	Benjamin M. Larsen
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith