Form 10-Q
period 2011-06-30
Ideal Financial Solutions Inc
filed 2011-08-15
CIK 1302849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE QUARTERLY PERIOD ENDED   June 30, 2011

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

000-53922
(Commission File No.)

Ideal Financial Solutions, INC.
(Exact name of registrant as specified in its charter)

Nevada	_________________________________	33-0999642
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

5940 S. Rainbow Blvd., Suite 3010
Las Vegas, Nevada, 89118
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (801) 302-2251

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [ ] NO [X]

As of August 12, 2011 the registrant had 22,246,661 shares of common stock outstanding.

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

The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

IDEAL FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLDIATED BALANCE SHEETS
(Unaudited)
	June 30	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$80,775	$64,727
Trade accounts receivable, net	102,393	-
Merchant reserves	-	189,721
Related party notes receivable - current portion	5,396	5,655
Total Current Assets	188,564	260,103
Property and Equipment, net of accumulated depreciation of
$57,908 and 46,857, respectively	24,566	33,742
Total Assets	$213,130	$293,845

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$161,648	$238,389
Accrued liabilities	1,033,000	1,072,000
Deferred revenue	19,344	153,100
Notes payable	17,229	17,230
Total Current Liabilities	1,231,221	1,480,719
Shareholders' Deficit
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares
authorized and outstanding; liquidation preference $10,053	10,053	10,053
Undesignated preferred stock, $0.001 par value; 9,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized;
22,246,661 shares outstanding	22,246	22,246
Additional paid-in capital	7,220,840	7,215,173
Accumulated deficit	(8,271,230)	(8,434,346)
Total Shareholders' Deficit	(1,018,091)	(1,186,874)
Total Liabilities and Shareholders' Deficit	$213,130	$293,845

See accompanying notes to the condennsed sonsolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenue, net of refunds	$686,184	$2,360,031	$1,364,544	$5,010,791
Expenses
Marketing and selling	134,850	404,070	137,261	2,664,220
Customer service	276,739	133,325	472,078	285,735
Professional fees	41,471	207,838	172,848	396,957
Merchant costs	18,084	707,688	20,260	732,751
General and administrative	55,743	677,978	401,671	1,148,977
Total Expenses	526,887	2,130,899	1,204,118	5,228,640
Income (Loss) from Operations	159,297	229,132	160,426	(217,849)
Other Income (Expense)	(476)	2,435	2,690	2,775
Net Income (Loss)	$158,821	$231,567	$163,116	$(215,074)

Basic Earnings (Loss) Per Share	$-	$0.01	$0.01	$(0.01)
Diluted Earnings (Loss) Per Share	$-	$0.01	$-	$(0.01)

See accompanying notes to the condennsed sonsolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC.
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six
	Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$163,116	$(215,074)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Share-based compensation	5,667	36,533
Depreciation and amortization	11,051	11,283
Changes in operating assets and liabilities:
Trade receivables	(102,393)	-
Merchant reserves	189,721	(545,429)
Other assets	259	-
Trade accounts payable	(76,741)	28,079
Accrued liabilities	(39,000)	809,703
Deferred revenue	(133,756)	(111,941)
Net Cash Provided By Operating Activities	17,924	13,154
Cash Flows from Investing Activities
Proceeds from collections of related party notes receivable	-	1,729
Advances on related party notes payable	-	(1,412)
Purchase of property and equipment	(1,875)	(18,461)
Net Cash Used in Investing Activities	(1,875)	(18,144)
Net Cash Used in Financing Activities	-	-
Net Change in Cash and Cash Equivalents	16,049	(4,990)
Cash and Cash Equivalents at Beginning of Period	64,727	328,856
Cash and Cash Equivalents at End of Period	$80,776	$323,866

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock surrendered in payment of note receivable
from related party	$-	$12,624

See accompanying notes to the condennsed sonsolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011. Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Organization and Nature of Operations – Ideal Financial Solutions, Inc. is incorporated under the laws of the State of Nevada and has three wholly-owned subsidiaries, which, with Ideal Financial Solutions, Inc., are referred to herein as the Company.

The Company markets and sells a suite of online software solutions to individuals and companies for both one-time payments as well as monthly subscription fees that enable the customers to access the Company’s software solutions online and to receive related customer support. The Company’s software includes education, support and automated online tools intended to enable customers to create additional cash resources, to reduce or eliminate non-asset-building debt and to build financial independence. The suite of software solutions is offered through the Company website and also sold as a “white label” solution to other companies who in turn, offer the services to their customers or employees. The Company initiates charges using electronic check or ACH payments to customers for the cost of the services or invoice corporate clients weekly.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the operations, transactions and balances of Ideal Financial Solutions, Inc. and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – During the six months ended June 30, 2011, the Company received $17,924 in cash from its operating activities.  At June 30, 2011, the Company has accumulated a deficit of $8,271,230, a stockholders’ deficit of $1,018,091 and its current liabilities exceeded its current assets by $1,042,657.  During the second quarter of 2010, the Company incurred a large alleged credit card fine incurred in excess of the reserves held by a merchant bank. These conditions lead our independent auditors to qualify their report dated March 25, 2011 to express substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by contesting claims, cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company bills the corporations directly who then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

See accompanying notes to the condennsed sonsolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

Revenue Recognition – One-time payment and monthly subscription fees vary and are based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and processing fees based on historical experience rates.

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of June 30, 2011 and December 31, 2010 were $19,344 and $153,100, respectively. Refunds and charge-backs are estimated and accrued in the same period the revenue is earned. Accrued refunds as of June 30, 2011 and December 31, 2010 were $6,445 and $47,714, respectively and are included in accrued liabilities.

In 2011, the Company began to market its software solutions to other companies, who in turn, can offer access to their employees, customers or borrowers. Ideal invoices its clients weekly for consulting services related to online marketing, online merchanting solutions, and access to Company software license and for related support services including customer service and administration.

Accounts Receivable – During the first quarter of 2011, the Company began selling its online subscription-based services to corporate customers and invoices them on a weekly basis after the services have been provided.  The Company generally does not require collateral and periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary.

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

For the three and six months ended June 30, 2011, and for the three months ended June 30, 2010, there were 175,025 warrants that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2010, there were participating common stock equivalents from 1,000,000 shares of convertible preferred stock that are convertible into 10,000,000 shares of common stock that were excluded from the computations of basic and diluted loss per share and there were 1,175,025 warrants that were excluded from the calculation of diluted loss per share because their effects would have been anti-dilutive. The calculations of basic and diluted earnings (loss) per share were as follows:

See accompanying notes to the condennsed sonsolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$158,821	$231,567	$163,116	$(215,074)
Weighted-average common shares outstanding	22,246,661	21,923,418	22,246,661	21,923,418
Effect of participating Series A convertible preferred stock	10,000,000	10,000,000	10,000,000	-
Basic weighted-average common shares outstanding	32,246,661	31,923,418	32,246,661	21,923,418
Dilutive effect of outstanding warrants	830,065	954,322	898,947	-
Diluted weighted-average common shares outstanding	33,076,726	32,877,740	33,145,608	21,923,418
Basic earnings (loss) per share	$-	$0.01	$0.01	$(0.01)
Diluted earnings (loss) per share	$-	$0.01	$-	$(0.01)

Reclassifications – Certain amounts presented in the 2010 condensed consolidated financial statements have been reclassified to conform to current-period presentation. These reclassifications had no effect on net income (loss) for the three or six months ended June 30, 2010.

NOTE 2 – SHAREHOLDERS’ EQUITY
Reverse Stock Split – On December 17, 2010, the board of directors approved a 200:1 reverse split of the outstanding common shares and a 50:1 reverse split on the number of authorized common shares.  The board also approved a 50:1 reverse split on the number of authorized preferred shares and approved a 200:1 reverse split of the authorized and the outstanding preferred stock designated as series A convertible.  The Company has retrospectively applied the reverse split for all periods presented.  Following the reverse split, the Company has 1,000,000 shares of authorized and outstanding series A convertible preferred stock; 9,000,000 shares of authorized undesignated preferred stock; and 160,000,000 shares of authorized common stock with 22,246,661 common shares outstanding.

Common Stock – In February 2010, the Company awarded to an officer a total of 50,000 shares of unvested common stock. The common stock awarded vested over a one-year period.  Compensation expense charged against operations for this stock-based award during the three and six months ended June 30, 2011 was $0 and $5,667, respectively and is included in salary expense in the accompanying consolidated financial statements. From February 2011 forward, the common stock was fully vested.

NOTE 3 – COMMITMENTS AND CONTINGENCIES
Employment agreement – In July 2003, the Company entered into employment agreements with its chief executive officer, and its president. In 2010, the Company entered into employment agreements with its chief operating officer and its chief financial officer. The employment agreements have no defined termination date and provide for an annual base compensation with annual reviews and adjustments. Employee agreements exist for other key management positions with varying annual base compensation and a twelve-month duration with an option to extend in perpetuity.

Merchant Claim – During 2009, the Company was notified of a claim from a merchant for alleged credit card fines and penalties incurred in excess of the reserves held by the merchant in the amount of $115,320. The Company has requested substantiation of the fines and penalties; however, the claimant has been unable to substantiate the claim.  The Company is currently unable to estimate the outcome or the potential loss that may be incurred, if any, and believes that any loss that may be incurred as a result of this claim is negligible and has not made a provision in the accompanying consolidated financial statements, however, the outcome is uncertain.

During 2010, the Company was notified of a claim from a merchant account processor for fines and penalties incurred in excess of the reserves held by the merchant for a large amount.  The fine was allegedly assessed by VISA and collected from the merchant account processor and is allegedly an expense that can be passed on to the Company.  Though the Company has contested the claim from the onset, a contingent liability was recorded for the amount included in the original demand letter, $707,500.  However, the Company is currently assessing the likelihood, if any, of the legal obligation and has retained an attorney with expertise in the industry to opine on the claim.  Once the likelihood is determined, the contingent liability may be adjusted accordingly.

NOTE 4 – SUBSEQUENT EVENTS
Stock Buy-Back Plan – In July 2011, the Board of Directors of the Company authorized a plan to repurchase shares of our common stock in the open market with a value of up to $100,000 in the aggregate, but limited to $10,000 per week and cash availability, profitability and ability to pay obligations.  In August 2011, the Company purchased 11,601 shares for $2,204.

See accompanying notes to the condennsed sonsolidated financial statements.

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

Company Overview

We provide a suite of online software solutions used by businesses and individuals for the automated management of cash flows. These solutions include tools to effectively increase cash flow through debt elimination techniques, tax savings and wealth creation. We also provide access to other third-party personal financial solutions such as unsecured debt restructuring, insurance and investment options.

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

We provide Internet-based debt management and wealth building services and personal financial tools.  We plan to continue to build upon our success, strengths, and reputation as a leading and reliable provider of automated finance management software. With the success in our marketing campaigns, we saw a large increase in revenues in 2009 and 2010.  This has allowed us to pay off our interest-bearing debt, expand our management team to further our growth and expand our pursuits to increase stockholder value through greater market penetration, additional services and profitability.

Due to the costs and problems associated with online marketing and credit card processing, we have shifted our focus in 2011 from online marketing directly to individuals to contracting with third-party companies who offer our software to their employees or customers through a licensing agreement, which still includes access to our customer service, coaching and consultation for online marketing, web design, online merchant activity and accounting.  Though still in the beginning stages, this new marketing vertical has the potential of being a great growth area for Ideal and one we hope to offer to lenders such as micro-loan companies and credit unions.

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

General Outlook

We have generated net income of $158,821 and $163,116 during the three and six months ended June 30, 2011, respectively; compared to the net income and loss generated in the three and six months ended June 30, 2010, respectively.  Revenues from our services have decreased dramatically compared to the three and six months ended June 30, 2010, as we have migrated our business from an online system marketed directly to individuals to licensing our services to other companies who offer or “white label” our product to their customers or employees.  We also offer customer service and assist client companies with their web presence, online marketing and merchanting solutions.   Our expenses have decreased commensurate to our revenue, but through care, have lead to a position of profitability.

We have completed our registration with the SEC under the Securities Exchange Act of 1934.   We are fully reporting with the SEC and are traded on the OTC Market tier: OTC.QB.  Eventually, we anticipate that our stock will be traded on the OTC Bulletin Board once a broker agrees to file the required forms with FINRA.  We have increased our customer service footprint by creating an in-house customer service team to better serve our customers and to assist with servicing the users of our products through licensing agreements with corporate client companies.

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

Results of Operations – Three Months Ended June 30, 2011 and 2010

The following discussions are based on the consolidated balance sheet at June 30, 2011 and statement of operations for the three months ended June 30, 2011 and 2010 and notes thereto.

Revenues and Cost of Revenues

Revenues are achieved through offering our various applications for automating debt reduction, cash management and wealth building to companies and individuals. Revenues from sales of our services for the three months ended June 30, 2011 were $686,184, a decrease of $1,673,847 from $2,360,031 for the three months ended June 30, 2010.

As we have shifted our core business from marketing directly to the public to engaging other companies, we have seen a dramatic reduction in revenues and related expenses, mostly marketing.  With the challenges of finding new opportunities and income sources, we have streamlined our processes and expenses to the point that we are profitable and are poised to scale our business model to new verticals and realize the benefits of our new system.

Expenses

Total operating expenses for the three months ended June 30, 2011 were $526,887, a decrease of $ $1,604,012 from expenses of $ $2,130,899 for the three months ended June 30, 2010.  The decrease in operating expenses was due to decreases in nearly all categories of operating expenses commensurate with our revenues for the three months ended June 30, 2011 as compared with the revenues for the three months ended June 30, 2010.

Our marketing and selling expenses decreased by $269,220, to $134,850, in the three months ended June 30, 2011, from $404,070 in the three months ended June 30, 2010.  This decrease in marketing and selling expenses is a result of new efforts of working directly with other companies and relying upon repeat customers, which require less direct marketing.  Our customer service expenses increased by $143,414, to $276,739, in the three months ended June 30, 2011 from $133,325 in the three months ended June 30, 2010. The increase in customer service expense is due to a new compensation expense by the Company from our efforts to expand and improve our customer service by hiring a team of in-house customer service agents rather than using third party providers exclusively.

Expenses relating to professional fees decreased by $166,367, to $41,471, in the three months ended June 30, 2011 from $207,838 in the three months ended June 30, 2010 due to a decrease in costs related to reporting with the SEC including additional accounting staff, independent audit services and attorney fees, since we are now only paying for upkeep of our filings, which is less cost.  Our merchant costs decreased $689,604 from $707,688 in the three months ended June 30, 2010 to $18,084 in the three months ended June 30, 2011. We had excessive merchant costs in 2010 due to the accrual of a contingent liability related to a demand letter from an alleged fine, as mentioned in Note 3.  Our general and administrative expenses decreased by $ $622,235, to $55,743, in the three months ended June 30, 2011 from $ $677,978 for the three months ended June 30, 2010. The decrease in general and administrative expenses is due to decreases in overall operations and a concerted effort to reduce expenses across the board including travel, rent, administrative staff and all areas of overhead as revenues and cash flows decreased in 2011.

For three months ended June 30, 2011, we have reported net income of $158,821, which represents a change of  $72,746 compared to our net income of  $231,567 for the three months ended June 30, 2010.   The principal driver of this increase in net income is a reduction in most expenses, especially marketing and merchant costs.

Results of Operations – Six Months Ended June 30, 2011 and 2010

The following discussions are based on the consolidated balance sheet at June 30, 2011 and statement of operations for the six months ended June 30, 2011 and 2010 and notes thereto.

Revenues and Cost of Revenues

Revenues are achieved through offering access to our various online applications for automating debt reduction, cash management and wealth building to companies and individuals along with consulting for website management and merchanting. Revenues from sales of our services for the six months ended June 30, 2011 were $1,364,544, a decrease of $3,646,247 from $5,010,791 for the six months ended June 30, 2010.

As we have shifted our core business from marketing directly to the public to engaging other companies, we have seen a dramatic reduction in revenues and related expenses.  With the challenges of finding new opportunities and income sources, we have streamlined our processes and expenses to the point that we are profitable and are poised to scale our business model to new verticals and realize the benefits of our new system.

Expenses

Total operating expenses for the six months ended June 30, 2011 were $1,204,118, a decrease of $4,024,522 from expenses of $5,228,640 for the six months ended June 30, 2010.  The decrease in operating expenses was due to decreases in all categories of operating expenses commensurate with our revenues for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.

Our marketing and selling expenses decreased by $2,526,959, to $137,261, in the six months ended June 30, 2011, from $2,664,220 in the six months ended June 30, 2010.  This decrease in marketing expenses is a result of new efforts of working directly with other companies and relying upon repeat customers, which required little marketing expenditures.  Our customer service expenses increased by $186,343, to $472,078, in the six months ended June 30, 2011 from $285,735 in the six months ended June 30, 2010. The increase in customer service expense is due to a new initiative by the Company to expand and improve our customer service in-house rather than using a third party exclusively.

Expenses relating to professional fees decreased by $224,109, to $172,848, in the six months ended June 30, 2011 from $396,957 in the six months ended June 30, 2010 due to a decrease in overall expenses and expenses directly related to registering with the SEC.  Our merchant costs decreased $712,491, from $732,751 in the six months ended June 30, 2010 to $20,260, in the six months ended June 30, 2011. We had excessive merchant costs in 2010 due to the accrual of a contingent liability related to a demand letter from an alleged fine, as mentioned in Note 3.  Our general and administrative expenses decreased by $747,306, to $401,671, in the six months ended June 30, 2011 from $1,148,977 for the six months ended June 30, 2010. The decrease in general and administrative expenses is due to decreases in overall operations and successful initiatives to reduce costs on all levels.

For six months ended June 30, 2011, we have reported net income of $163,116, which represents an increase of $378,190 compared to our net loss of $(215,074) for the six months ended June 30, 2010.   The principal driver of this increase in net income is a reduction in most expenses, especially marketing and merchant costs.

Liquidity and Capital Resources

Cash Flow.

We had $17,924 in cash provided by operations during the six months ended June 30, 2011 compared to $13,154 provided by operating activities during the six months ended June 30, 2010.

For the six months ended June 30, 2011, our primary source of cash has continued to be from operations.  We used cash to pay down $76,741 in trade accounts payable, $39,000 to pay down accrued liabilities and to fund a decrease in deferred revenue of $133,756, as the revenue came out of deferment. We collected or wrote-off all merchant reserves, providing $189,721 in cash for the six months ended June 30, 2011, compared to the $545,429 cash we used for the merchant reserve receivable for the six months ended June 30, 2010.  We used  $102,393 to fund an increase in trade receivables.  There were no financing activities in the first quarter of 2011 and investing activities included $1,875 of cash used for new computer purchases.

For the six months ended June 30, 2010, we freed up cash by paying for services with common stock valued at $36,533 and an increase in accounts payable of $28,079 and recorded a contingent liability of $707,500 due to a claim letter and other liabilities worth $102,203.  In the second quarter of 2010, we experienced a decrease in revenue and consequently a decrease in deferred revenue of $111,941.   Also, merchant reserves decreased as revenues decreased and $545,429 was collected or eliminated.

Capital Expenditures.

We expect capital expenditures during the next 12 months to include minor computer purchases, leasehold improvements and new furnishings.  Cash from operations should be sufficient to fund any new equipment needs.

Current and Expected Liquidity.

As of June 30, 2011, we had cash and cash equivalents of $80,775 and current assets of $188,564.  As of June 30, 2011, we had current liabilities of $1,231,221, which is made up of $161,648 in accounts payable, $1,033,000 in accrued liabilities, $19,344 in deferred revenue and  $17,229  in notes payable, creating a working capital deficit of $1,042,657.

Our $1,033,000 in accrued liabilities as of June 30, 2011 is made up of $167,796 in accrued salaries earned by the CEO and President during the period 2004-2007, $6,445 in accrued refunds, $151,259 is accrued payroll and other miscellaneous liabilities and $707,500 in a fine assessed against the Company for excessive credit card refunds. Together with legal counsel, management is currently evaluating the fine and whether or not the accrual should be decreased.

Although we have been able to operate without borrowing or selling stock, our cash resources are not sufficient to meet our operating needs for the next 12 months unless we are able to continue generate positive cash flow from operations.

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

We also lost our relationship with a credit card processor as a result of the chargebacks in 2010, and were notified of a related fine for which we were issued a demand letter for reimbursement and accordingly accrued a contingent liability for $707,500, the amount management estimated to be likely amount at that time. We may pursue relationships with other credit card processors and, since our marketing, customer service and other expenses generally decrease proportionately with revenue, we expect to be able to offset much of the reduction in cash receipts with reductions in cash expenses. However, until we can provide credit card processors with assurance that our transactions will not result in significant chargebacks and can enter into additional processing relationships, these credit card processing limits may harm our cash flow.

To the extent we experience a net reduction in cash flow, or are unable to reduce or negotiate extended payment terms for the fine, we may be required to raise additional capital. In the event that we need additional capital, because we do not have traditional assets such as equipment, inventory or trade receivables, our access to traditional institutional financing is limited; however, we believe that any effort to raise additional capital would benefit from our absence of significant external debt, guaranties, off-balance sheet financing or similar long term liabilities. To raise additional capital, we would need to issue debt and/or equity securities, including potentially warrants and convertible securities. We do not have any commitments from any party to provide any such capital but do believe we could raise additional capital if needed.

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

Our financial statements included in the Report have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated as of March 25, 2011. This doubt is based on the fact that, as of December 31, 2010, we had a stockholders’ deficit of $1,186,874, and current liabilities exceeded current assets by $1,220,616. In addition, during the second quarter of 2010, we received a demand letter for an alleged fee for fines and penalties from VISA incurred in excess of the reserves held by a merchant, for which we accrued a contingent liability for $707,500.

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

Our operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control.  Factors that may affect our operating results include the following:

•	additions and losses of customers;
•	additions or losses of marketing and referral partners, or changes in the number or quality of clients referred by continuing marketing and referral partners;
•	change in our business plan, including the recent decision to focus our marketing effort on businesses, rather than individuals, as clients;
•	our ability to enhance our services and products with new and better functionality;
•	costs associated with obtaining new customers, improving our products and expanding our management team and number of advisors;
•	new product announcements or introductions or changes in pricing by our competitors;
•	technology and intellectual property issues associated with our products; and
•	general economic trends, including the level of concern by the general public about debt and debt reduction.

If in future periods our operating results do not meet the expectations of investors, our common stock price may fall.

We may be unable to raise capital needed to pay current liabilities or for operations going forward or may be required to pay a high price for capital.  Due to our large working capital deficit of  $1,042,657, we may not have enough capital to fund operations.

As of June 30, 2011, our current liabilities exceeded our current assets by  $1,042,657.  We may need as much as $1.1 million from operations or financing in order to pay obligations and continue operations.  We also expect our general and operating expenses to increase in 2011 as we become subject to certain internal control requirements.

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

We continue to be subject to risks associated with lead providers, with which we have tended to have short term relationship and which tend to refer short term customers.  As we shift our marketing focus toward businesses, who in turn make our services available to their employees or customers, our customers base may  be, or become, concentrated, such that a loss of a single, or small number of, customers would significantly harm our business.

 Historically, a significant portion of our revenues has been referred through a limited number of lead providers.   During 2009 and 2010, our relationship with two significant lead providers terminated, resulting in a sharp decline in revenue.  In addition, customers referred by these lead providers tended to be very short term.   We may continue to work with lead providers and, as we do, we will be subject to the risk of losing a lead provider relationship and/or attracting short-term customers, leading to volatility in our financial results and related risks.

As a result of the risks associated with lead providers, we have expanded our marketing efforts by selling access to our services to corporate accounts. Under these corporate accounts, we bill the business entity, which in turn allows its employees and customers access to our services. Although we expect these relationships to be longer term than those generated by lead providers, these larger accounts create a risk of concentration.  If single large, or a number of smaller, business entity terminates it relationship with us, we may experience a significant decline in revenue.  In addition, larger corporate clients may be able to negotiate more favorable terms than would individual customers.

We may be required to reimburse credit card processors for fines imposed by VISA and other companies.

Historically, most of our revenues have come from online subscriptions involving monthly credit card payments.   To process these payments, we were dependent upon a number of credit card processing companies, who in turn, have relationships with VISA, MasterCard and other credit card companies.

To the extent that we market to individual customers, rather than corporate accounts, online subscriptions to our services come from potential customers seeing an offer for our services on the websites of third-party vendors, referred to as lead providers. The websites contain a description of our services, the terms and conditions of our agreement with the customer, the customer’s agreement with those terms and conditions by a click on the website and a link to a credit card payment web page.

Following the first quarter of 2010, we incurred a high volume of chargebacks on credit card transactions.   We determined that this was caused by one particular lead provider having omitted our customer service contact information and telephone number from the terms and conditions of our agreement on their website.  Without this customer service telephone number, customers, who normally would have contacted us and requested a refund, instead were left with no option other than to contact their bank to request a chargeback to their credit card. Upon identifying this problem, we immediately terminated our relationship with this lead provider.

As a result of the high number of chargebacks, a key credit card processor increased its minimum merchant reserve levels in the second quarter of 2010 and eventually terminated its processing relationship with us.  Following the second quarter of 2010, we learned that VISA had allegedly charged the credit card processor with approximately $1,000,000 in fines and penalties associated with these chargebacks, which fine the credit card processor allegedly paid and for which it is seeking reimbursement from us.   Our agreements with this processor and other processors may be read to require us to reimburse the credit card processor for such fines, without any opportunity to intercede with VISA or otherwise defend against the claims.  Together with legal counsel, we are currently evaluating the fine and whether or not we are likely to experience any actual liability.  To the extent we are required to pay a substantial portion of this fine, it will significantly harm our liquidity in the near term.  Additional fines, particularly if substantial in size, would limit our ability to continue as a going concern.

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

In order to successfully implement our business strategy, we must achieve substantial growth in our customer base through additional sales.  We may not achieve such growth. If achieved, significant growth would place increased demands on our management, accounting systems, infrastructure and systems of financial and internal controls.  Rapid growth would also require an increase in the capacity, efficiency and accuracy of our billing and customer support systems. This would require an increase in the number of our personnel, particularly within customer service and technical support. Because of competition for employees and difficulties inherent in hiring, retaining and training large numbers of service and support personnel in a short period of time, we may be short staffed at times or be staffed with relatively inexperienced personnel. Our labor, administrative, professional fees and other costs may also increase. Any failure to expand our technical and personnel infrastructure with our business could lead to a decline in the quality of our sales, marketing, service, or other aspects of our business and lead to a long-term decline in revenue and an increase in losses.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2011.

Critical Accounting Policies and Estimates

Principles of Consolidation – The accompanying consolidated financial statements include the operations, transactions and balances of Ideal Financial Solutions, Inc. and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – During the six months ended June 30, 2011, the Company received  $17,924 in cash from its operating activities.  At June 30, 2011, the Company has accumulated a deficit of  $8,271,230, a stockholders’ deficit of  $1,018,091and its current liabilities exceeded its current assets by  $1,042,657. During the second quarter of 2010, the Company incurred a large alleged credit card fine incurred in excess of the reserves held by a merchant bank. These conditions lead our independent auditors to qualify their report dated March 25, 2011 to express substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by contesting claims, cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company bills the corporations who then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition – One-time payment and monthly subscription fees vary and are based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and processing fees based on historical experience rates.

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of June 30, 2011 and December 31, 2010 were $19,344 and $153,100, respectively.  Estimated refunds and chargebacks are estimated and accrued in the same period the revenue is earned. Accrued refunds as of June 30, 2011 and December 31, 2010 were $6,445 and $47,714, respectively and are included in accrued liabilities.

In 2011, the Company began to market its software solutions to other companies, who in turn, can offer access to their employees, customers or borrowers.    Ideal invoices its clients weekly for consultation for online marketing, online merchanting, and access to Company software license and for customer service.

Accounts Receivable – During the first quarter of 2011, the Company began selling its online subscription-based services to corporate customers and invoices them on a weekly basis after the services have been provided.  The Company generally does not require collateral and periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary.

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

Item 4.    Controls and Procedures

(a)    Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 500,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2011	11,601	$0.19	11,601	$97,796
Total	11,601	$.019	11,601	$97,796

(1)
Under the resolution adopted in July 2011, our Board of Directors authorized the repurchase of up to $100,000 to purchase shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of June 30, 2011, we had spent approximately $2,204 of the $100,000 designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.

(2)

Item 3.    Defaults Upon Senior Securities.

None.

Item 5.    Other Information

None

Item 6.    Exhibits

                 a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ideal Financial Solutions, Inc.

August 15, 2011	By: /s/ Steven L. Sunyich
Date	Steven L. Sunyich,
Chief Executive Officer

August 15, 2011	By: /s/ Benjamin M. Larsen
Date	Benjamin M. Larsen
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith