Form 10-Q
period 2011-09-30
Ideal Financial Solutions Inc
filed 2011-11-15
CIK 1302849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
FOR THE QUARTERLY PERIOD ENDED   September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [  ] NO [X]

As of November 15, 2011 the registrant had 22,893,227 shares of common stock outstanding.

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

The results of operations for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$588,303	$64,727
Trade accounts receivable, net	1,464,035	-
Merchant reserves	-	189,721
Prepaid Expenses	2,500	-
Related party notes receivable - current portion	13,537	5,655
Total Current Assets	2,068,375	260,103

Property and Equipment, net of accumulated depreciation of $61,982 and $46,857, respectively	29,262	33,742
Total Assets	$2,097,638	$293,845

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$161,744	$238,389
Accrued liabilities	214,188	1,072,000
Deferred revenue	-	153,100
Notes payable	17,230	17,230
Total Current Liabilities	393,162	1,480,719

Shareholders' Deficit
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and outstanding; liquidation preference $10,053	10,053	10,053
Undesignated preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized; 22,899,317 shares outstanding	22,899	22,246
Additional paid-in capital	7,516,812	7,215,173
Accumulated deficit	(5,845,288)	(8,434,346)
Total Shareholders' Deficit	1,704,476	(1,186,874)

Total Liabilities and Shareholders' Deficit	$2,097,638	$293,845

See accompanying notes to the condensed consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenue, net of refunds	$3,297,149	$595,364	$4,661,693	$5,606,155

Expenses
Marketing and selling	100,773	5,244	238,034	2,577,464
Customer service	214,464	174,345	686,543	460,080
Professional fees	161,108	113,314	333,955	510,271
Merchant costs	(683,307)	521,495	(663,047)	2,205,590
General and administrative	1,076,305	(59,998)	1,477,976	229,635
Total Expenses	869,342	754,400	2,073,461	5,983,040

Income (Loss) from Operations	2,427,807	(159,036)	2,588,232	(376,885)
Other Income (Expense)	(2,165)	25	526	5,252
Net Income (Loss)	$2,425,642	$(159,011)	$2,588,758	$(371,633)

Basic Earnings (Loss) Per Share	$0.08	$-	$0.08	$(0.02)

Diluted Earnings (Loss) Per Share	$0.07	$-	$0.08	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Nine
	Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities

Net income (loss)	$2,588,758	$(371,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	299,708	45,033
Depreciation and amortization	15,125	17,940
Changes in operating assets and liabilities:
Trade receivables	(1,464,035)	-
Merchant reserves	189,721	(272,253)
Other assets	(2,500)	1,278
Trade accounts payable	(76,646)	(124,871)
Accrued liabilities	(857,812)	729,132
Deferred revenue	(153,100)	(147,665)
Net Cash Provided By Operating Activities	539,219	(123,039)

Cash Flows from Investing Activities
Proceeds or advances of related party notes receivable	4,986	-
Purchase of Treasury Stock	(9,983)	-
Purchase of property and equipment	(10,646)	(18,461)
Net Cash Used in Investing Activities	(15,643)	(18,461)

Net Cash Used in Financing Activities	-	-

Net Change in Cash and Cash Equivalents	523,576	(141,500)

Cash and Cash Equivalents at Beginning of Period	64,727	328,856
Cash and Cash Equivalents at End of Period	$588,303	$187,356

Supplemental Schedule of Noncash Investing and Financing Activities

Common stock sold in exchange for note receivable from related party	$12,500	$-

Land issued to officers in payment of accrued salary	$-	$70,870

Common stock surrendered in payment of note receivable from related party	$-	$17,090

See accompanying notes to the condensed consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the Company’s most recent annual financial statements included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2011. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Business Condition – During the nine months ended September 30, 2011, the Company received $593,219 in cash from its operating activities.   During the second quarter of 2010, the Company was notified of a purported credit card fine incurred in excess of the reserves held by a merchant bank. The Company previously reported this bogus fine on its books leading our independent auditors to qualify their report dated March 25, 2011 to express substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by contesting claims, cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company bills the corporations who then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition – The vast majority of the Company’s revenues come from providing various consulting services to our Customers.  Customers are invoiced either weekly or monthly for the services provided during that period. Revenue is recognized upon the performance of the aforementioned services. One-time payment and monthly subscription fees vary and are based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and processing fees based on historical experience rates.

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of September 30, 2011 and December 31, 2010 were $0 and $153,100, respectively.  Estimated refunds and chargebacks are estimated and accrued in the same period the revenue is earned. Accrued refunds as of September 30, 2011 and December 31, 2010 were $0 and $47,714, respectively and are included in accrued liabilities.

Accounts Receivable – During the first quarter of 2011, the Company began selling its online subscription-based services to corporate customers and invoices them on a weekly basis after the services have been provided.  The Company generally does not require collateral and periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary. So as to assist our customers in their cash flow needs, Customers are not required to pay for a portion of such services until 180 days after being invoiced for such. We do not charge any interest or late fee on such invoices if paid within such terms.

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

For the three and nine months ended September 30, 2011, and for the three months ended September 30, 2010, there were 175,025 warrants that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2010, there were participating common stock equivalents from 1,000,000 shares of convertible preferred stock that are convertible into 10,000,000 shares of common stock that were excluded from the computations of basic and diluted loss per share and there were 1,175,025 warrants that were excluded from the calculation of diluted loss per share because their effects would have been anti-dilutive. The calculations of basic and diluted earnings (loss) per share were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$2,427,807	$(159,011)	$2,588,232	$(371,633)

Weighted-average common shares outstanding	22,246,661	21,923,418	22,246,661	21,923,418
Effect of participating Series A convertible preferred stock	10,000,000	10,000,000	10,000,000	-
Basic weighted-average common shares outstanding	32,246,661	31,923,418	32,246,661	21,923,418
Dilutive effect of outstanding warrants	830,065	954,322	898,947	-
Diluted weighted-average common shares outstanding	33,076,726	32,877,740	33,145,608	21,923,418

Basic earnings (loss) per share	$0.08	$-	$0.08	$(0.02)

Diluted earnings (loss) per share	$0.07	$-	$0.08	$(0.02)

Reclassifications – Certain amounts presented in the 2010 condensed consolidated financial statements have been reclassified to conform to current-period presentation. These reclassifications had no effect on net income (loss) for the three or nine months ended September 30, 2010.

NOTE 2 – SHAREHOLDERS’ EQUITY

Reverse Stock Split – On December 17, 2010, the board of directors approved a 200:1 reverse split of the outstanding common shares and a 50:1 reverse split on the number of authorized common shares.  The board also approved a 50:1 reverse split on the number of authorized preferred shares and approved a 200:1 reverse split of the authorized and the outstanding preferred stock designated as series A convertible.  The Company has retrospectively applied the reverse split for all periods presented.  Following the reverse split, the Company has 1,000,000 shares of authorized and outstanding series A convertible preferred stock; 9,000,000 shares of authorized undesignated preferred stock; and 160,000,000 shares of authorized common stock with 22,893,227 common shares outstanding.

Common Stock – In February 2010, the Company awarded to an officer a total of 50,000 shares of unvested common stock. The common stock awarded vested over a one-year period.  Compensation expense charged against operations for this stock-based award during the three and nine months ended September 30, 2011 was $0 and $5,667, respectively and is included in salary expense in the accompanying consolidated financial statements. From February 2011 forward, the common stock was fully vested. In September 2011, the Board of Directors approved the awarding of 418,000 shares of common stock to certain Officers in exchange for forgiveness of $166,796 of previously accrued but unpaid Salaries. In September 2011, the Company awarded to an officer a total of 100,000 shares of common stock. Compensation expense in the amount of $47,000 was recorded. In September, 2011 the Company approved the sale of 50,000 shares of common stock to an Officer in exchange for an interest free non-recourse note in the amount of $12,500. In September 2011, the Company approved the issuance 135,763 shares of common stock for past investor relations consulting.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Employment agreement – In July 2003, the Company entered into employment agreements with its chief executive officer, and its president. In 2010, the Company entered into employment agreements with its chief operating officer and its previous chief financial officer. In August 2011 the Company entered into employment agreements with its new chief financial officer and general counsel. The employment agreements have no defined termination date and provide for an annual base compensation with annual reviews and adjustments. Employee agreements exist for other key management positions with varying annual base compensation and a twelve-month duration with an option to extend in perpetuity. In August 2011 the Company

Merchant Claim – During 2009, the Company was notified of a claim from a merchant for alleged credit card fines and penalties incurred in excess of the reserves held by the merchant in the amount of $115,320. The Company has requested substantiation of the fines and penalties; however, the claimant has been unable to substantiate the claim.  The Company is currently unable to estimate the outcome or the potential loss that may be incurred, if any, and believes that any loss that may be incurred as a result of this claim is negligible and has not made a provision in the accompanying consolidated financial statements, however, the outcome is uncertain.

During 2010, the Company was notified of a claim from a merchant account processor (the “merchant”) for fines and penalties incurred in excess of the reserves held by the merchant for $1,134,900.  The fine was allegedly assessed by VISA, collected from the merchant and was an expense that could be passed on to the Company.  Though the Company has contested the claim from the onset, a contingent liability of $707,500 was recorded for the amount included in the original demand letter from the merchant. During the third quarter of 2011, the Company has obtained information that has led the Company to now believe that the original demand was fraudulent. That information includes learning of the merchant’s purported legal issues, the lack of any contact from the merchant, our discontinuance of processing credit cards with the purported claimant, the failure of the purported claimant to follow contractually mandated VISA guidelines and industry wide knowledge that the purported claimant had a history or assessing bogus fines. Management of the Company is now of the opinion that the likelihood of this claim having to be paid is remote and therefore the Company reversed the $707,500 accrual for the claim in the third quarter of 2011. Management has concluded that there remains a remote risk that the claim could be reasserted against the Company. If it is reasserted, the Company would bear the costs of its defense and the risk that the Company may have to pay the amount claimed.

NOTE 4 – SUBSEQUENT EVENTS

Stock Buy-Back Plan – In July 2011, the Board of Directors of the Company authorized a plan to repurchase shares of our common stock in the open market with a value of up to $100,000 in the aggregate, but limited to $10,000 per week and cash availability, profitability and ability to pay obligations.  In October, 2011 the Company purchased an additional 6,090 shares of its common stock for $3,060.

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

Company Overview

Our principal business is the providing of customer service, fulfillment, marketing, web design, online merchant activity, bookkeeping and other consulting services to third-party companies that wish to outsource their online marketing functions. These companies also offer our software to their employees or customers through licensing agreements.

We used to provide as our main business a suite of online software solutions used by businesses and individuals for the automated management of cash flows. These solutions include tools to effectively increase cash flow through debt elimination techniques, tax savings and wealth creation. We also provide access to other third-party personal financial solutions such as unsecured debt restructuring, insurance and investment options.

Our principal product offering was our Cashflow Management Tool, which has two components.  The first is a debt management and reduction software tool called iDebtManager.  iDebtManager is a web-based application used by customers to organize a debt payment plan.  The second is called iBillManager, which interfaces with a third-party, electronic bill-payment system called Metavante, which uses electronic debit transactions to automate all bill payments for customers.

This shift in our core marketing is the result of a tumultuous and educational year in 2010.  The process had caused a decrease in total revenue, but we have stream-lined our business and cut costs to the point where we are profitable and have systems in place that are scalable.

Management believes that we are well positioned in the marketplace as a supplier of cash management services in all fifty states. By leveraging the existing scalability of our system, our strategic marketing partners and world-class customer service partners, we believe that we can continue to grow at a strong rate over the long term.

General Outlook

We have generated net income of $2,425,642 and $2,588,758 during the three and nine months ended September 30, 2011, respectively; compared to the net loss generated in the three and nine months ended September 30, 2010, respectively.  Revenues from our services increased dramatically compared to the three months ended September 30, 2010, as we have successfully implemented our new business model from an online system marketed directly to individuals to licensing and providing our services to other companies who offer or “white label” our product to their customers or employees.  We also offer customer service and assist client companies with their web presence, online marketing, bookkeeping and merchanting solutions.   Our expenses have increased but in a much smaller percentage than our revenue, leading us to increased profitability.

We have completed our registration with the SEC under the Securities Exchange Act of 1934.   We are fully reporting with the SEC and are traded on the OTC Market tier: OTC.QB.  We have recently completed a Form 211. If such is approved our stock will subsequently be traded on the OTC Bulletin Board.  We have increased our customer service footprint by creating an in-house customer service team to better serve our customers and to assist with servicing the users of our products through licensing agreements with corporate client companies.

We have also begun our new marketing plan of bringing our services to the clients of companies that specialize in offering micro-loans including payday loan companies, credit unions and mortgage companies.   We believe our services are a good match for these lenders, as it will help individuals improve their financial situation, which in turn helps them become better and more responsible borrowers.

Finally, in November our wholly owned subsidiary Dollars West, Inc. filed an application with the State of Utah to commence operations as a payday lender. We anticipate such application being approved by years end.

Results of Operations – Three Months Ended September 30, 2011 and 2010

The following discussions are based on the consolidated balance sheet at September 30, 2011 and statement of operations for the three months ended September 30, 2011 and 2010 and notes thereto.

Revenues and Cost of Revenues

Revenues are achieved through offering our various applications for automating debt reduction, cash management and wealth building to companies and individuals and also by licensing and providing our services to other companies who offer or “white label” our product to their customers or employees. We also offer customer service and assist client companies with their web presence, online marketing, bookkeeping and merchanting solutions. Revenues from sales of our services for the three months ended September 30, 2011 were $3,297,149, an increase of $2,701,785 from $595,364 for the three months ended September 30, 2010.

As we have shifted our core business from marketing directly to the public to providing services to other companies, we have seen a dramatic increase in revenues and related expenses, mostly personnel to provide our services.  With the challenges of finding new opportunities and income sources, we have streamlined our processes and expenses to the point that we are profitable and are poised to scale our business model to new verticals and realize the benefits of our new system.

Expenses

Total operating expenses for the three months ended September 30, 2011 were $869,342, an increase of $114,942 from expenses of $754,400 for the three months ended September 30, 2010.  The increase in operating expenses was due to increases in nearly all categories of operating expenses commensurate with the growth in our revenues for the three months ended September 30, 2011 as compared with the revenues for the three months ended September 30, 2010.

Our marketing and selling expenses increased by $95,529, to $100,773, in the three months ended September 30, 2011, from $5,244 in the three months ended September 30, 2010.  This increase in marketing and selling expenses is a result of new efforts so as to obtain new corporate customers.  Our customer service expenses increased by $40,119, to $214,464, in the three months ended September 30, 2011 from $174,345 in the three months ended September 30, 2010. The increase in customer service expense is due to increased compensation expense by the Company from our efforts to expand and improve our customer service by hiring a team of in-house customer service agents rather than using third party providers exclusively.

Expenses relating to professional fees increased by $47,794, to $161,108, in the three months ended September 30, 2011 from $113,304 in the three months ended September 30, 2010 due to an increase in costs related to reporting with the SEC including additional accounting staff, independent audit services and attorney fees.  Our merchant costs decreased $1,204,802 from $521,495in the three months ended September 30, 2010 to a negative $683,307 in the three months ended September 30, 2011due mostly to the reversal of the previously recorded accrual of a contingent liability related to a fraudulent demand letter about a purported fine, as mentioned in Note 3 along with a decrease in our direct consumer business.  Our general and administrative expenses increased by $1,136,303, to $1,076,305 in the three months ended September 30, 2011 from $(59,998) for the three months ended September 30, 2010. The increase in general and administrative expenses is due to increases in overall operations as revenues increased in 2011.

For three months ended September 30, 2011, we have reported net income of $2,425,642, which represents an increase of $2,584,653 compared to our net loss of $159,011 for the three months ended September 30, 2010.   The principal driver of this increase in net income is an increase in revenue, in excess of the increase in expenses.

Results of Operations – Nine Months Ended September 30, 2011 and 2010

The following discussions are based on the consolidated balance sheet at September 30, 2011 and statement of operations for the nine months ended September 30, 2011 and 2010 and notes thereto.

Revenues and Cost of Revenues

Revenues are achieved through mainly by providing consulting, website management and merchanting and other related services to our customers and secondarily by offering access to our various online applications for automating debt reduction, cash management and wealth building to companies. Revenues from sales of our services for the nine months ended September 30, 2011 were $4,661,963, a decrease of $944,192 from $5,606,155 for the nine months ended September 30, 2010.

As we have shifted our core business from marketing directly to the public to engaging other companies, we had seen a dramatic increase in revenues and related expenses. With the successful migration to our new model revenues and in a lesser percentage expenses have increased.

Expenses

Total operating expenses for the nine months ended September 30, 2011 were $2,073,461, a decrease of $3,909,579 from expenses of $5,983,040 for the six months ended September 30, 2010.  The decrease in operating expenses was due to decreases in most categories of operating expenses commensurate with our revenues for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.

Our marketing and selling expenses decreased by $2,339,430, to $238,034, in the nine months ended September 30, 2011, from $2,577,464 in the nine months ended September 30, 2010.  This decrease in marketing expenses is a result of new efforts of working directly with other companies, which requires less marketing expenditures.  Our customer service expenses increased by $226,463, to $686,543 in the nine months ended September 30, 2011 from $460,080 in the nine months ended September 30, 2010. The increase in customer service expense is due to the Company’s to expanding and improving customer service by bringing it in-house rather than relying on third parties exclusively.

Expenses relating to professional fees decreased by $176,316, to $333,955, in the nine months ended September 30, 2011 from $510,271 in the nine months ended September 30, 2010 due to a decrease in overall expenses and expenses directly related to registering with and complying with SEC rules and regulations.  Our merchant costs decreased $2,868,637 from $2,205,590 in the nine months ended September 30, 2010 to a negative $663,047, in the nine months ended September 30, 2011. We had less merchant costs due to the reversal of the previously recorded accrual of a contingent liability related to a fraudulent demand letter about a purported fine, as mentioned in Note 3 along with a decrease in our direct consumer business. Our general and administrative expenses increased by $1,248,341 to $1,477,976, in the nine months ended September 30, 2011 from $229,635 for the nine months ended September 30, 2010 The increase in general and administrative expenses is due to increases in overall operations.

For nine months ended September 30, 2011, we have reported net income of $2,588,758, which represents an increase of $2,960,391 compared to our net loss of $(371,263) for the six months ended September 30, 2010.   The principal driver of this increase in net income is an increase in revenue, in excess of the increase in expenses.

Liquidity and Capital Resources

Cash Flow.

We had $539,219 in cash provided by operations during the nine months ended September 30, 2011 compared to $123,039 used by operating activities during the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, our primary source of cash has continued to be from operations.  We used cash to pay down $76,646 in trade accounts payable, $150,312 to pay down accrued liabilities and to fund a decrease in deferred revenue of $153,100, as the revenue came out of deferment. We collected or wrote-off all merchant reserves, providing $189,721 in cash for the nine months ended September 30, 2011, compared to the $272,253 cash we used for the merchant reserve receivable for the nine months ended September 30, 2010.  We used $1,464,035 to fund an increase in trade receivables.  There were minimal financing activities in the first nine months of 2011 and investing activities included $10,646 of cash used for new computer purchases and the repurchase of 9,983 of the company’s Common Stock.

For the nine months ended September 30, 2010, we freed up cash by paying for services with common stock valued at $235,201 and the reversal of a contingent liability of $707,500.

Capital Expenditures.

We expect capital expenditures during the next 12 months to include minor computer purchases, leasehold improvements and new furnishings.  Cash from operations should be sufficient to fund any new equipment needs.

Current and Expected Liquidity.

As of September 30, 2011, we had cash and cash equivalents of $588,303, Accounts Receivable of $1,464,035 and other current assets of $16,037.  As of September 30, 2011, we had current liabilities of $393,162, which is made up of $161,744 in accounts payable, $214,188 in accrued liabilities and $17,230 in notes payable, creating working capital of $1,675,213.

Although we have been able to operate without borrowing or selling stock, we believe our cash resources along with anticipated cash flow are sufficient to meet our operating needs for the next 12 months.

We have relied on cash from operations as the sole source of cash for over the past three years.  We have used our positive cash flow from the last two years to pay down external debt and begin paying down accrued salaries and other liabilities, while increasing operations and staff and commencing the process of registering with the SEC.

Due to a streamlined business model and corporate structure, we currently are able to meet our cash requirements through revenues from our current customers, which generally generate $800,000 to $1,000,000 in cash per month.  Even with increased expenses associated with being a reporting company, we expect to be able to experience positive cash flow to cover planned operations (but not extraordinary events) if operations continue at current levels.    There is a risk that net cash flow will not continue at current levels during the remainder of 2011, and we may be required to seek additional capital and reduce expenditures.

To the extent we experience a net reduction in cash flow, we may be required to raise additional capital. In the event that we need additional capital, because we do not have traditional assets such as equipment, inventory or trade receivables, our access to traditional institutional financing is limited; however, we believe that any effort to raise additional capital would benefit from our absence of significant external debt, guaranties, off-balance sheet financing or similar long term liabilities. To raise additional capital, we would need to issue debt and/or equity securities, including potentially warrants and convertible securities. We do not have any commitments from any party to provide any such capital but do believe we could raise additional capital if needed.

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

Our financial statements included in the Report have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated as of March 25, 2011. This doubt is based on the fact that, as of December 31, 2010, we had a stockholders’ deficit of $1,186,874, and current liabilities exceeded current assets by $1,220,616

Our operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

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

As we shift our marketing focus toward businesses, who in turn make our services available to their employees or customers, our customer base is concentrated, such that a loss of a single or small number of, customers would significantly harm our business.

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

Interruptions in service, transmissions of viruses and other problems arising from one of, or a combination of, a natural disaster, power outage, unauthorized access, computer virus, equipment, software or system failure or other disruption could result in, among other things, significant repair and recovery expenses and extensive customer losses and otherwise lead to a decrease of revenues, increase in expenses or adverse effect on our business, financial condition and results of operations.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2011.

Critical Accounting Policies and Estimates

Principles of Consolidation – The accompanying consolidated financial statements include the operations, transactions and balances of Ideal Financial Solutions, Inc. and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Business Condition – During the nine months ended September 30, 2011, the Company received $593,219 in cash from its operating activities.   During the second quarter of 2010, the Company was notified of a purported credit card fine incurred in excess of the reserves held by a merchant bank. The Company previously reported this bogus fine on its books leading our independent auditors to qualify their report dated March 25, 2011 to express substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by contesting claims, cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company bills the corporations who then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition – The vast majority of the Company’s revenues come from providing various consulting services to our Customers.  Customers are invoiced either weekly or monthly for the services provided during that period. Revenue is recognized upon the performance of the aforementioned services. One-time payment and monthly subscription fees vary and are based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service are determined individually based on the price each service is charged to the customer and are recognized as revenue over the period the services are provided, less estimated refunds and processing fees based on historical experience rates.

Subscription fees received in advance of recognition as revenue are deferred until earned. Deferred revenue as of September 30, 2011 and December 31, 2010 were $0 and $153,100, respectively.  Estimated refunds and chargebacks are estimated and accrued in the same period the revenue is earned. Accrued refunds as of September 30, 2011 and December 31, 2010 were $0 and $47,714, respectively and are included in accrued liabilities.

Accounts Receivable – During the first quarter of 2011, the Company began selling its online subscription-based services to corporate customers and invoices them on a weekly basis after the services have been provided.  The Company generally does not require collateral and periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary. So as to assist our customers in their cash flow needs, Customers are not required to pay for a portion of such services until 180 days after being invoiced for such. We do not charge any interest or late fee on such invoices if paid within such terms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 500,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2011	11,601	$0.19	11,601	$ 97,796
September 2011	39,506	0.25	51,107	87,813
Total	51,107	$0.24	51,107	$ 87,813

(1)
Under the resolution adopted in July 2011, our Board of Directors authorized the repurchase of up to $100,000 to purchase shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of September 30, 2011, we had spent approximately $12,187 of the $100,000 designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.

Item 3.    Defaults Upon Senior Securities.

None

Item 5.    Other Information

None

Item 6.    Exhibits

a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ideal Financial Solutions, Inc.

November 15, 2011	By: /s/ Steven L. Sunyich
Date	Steven L. Sunyich,
Chief Executive Officer

November 15, 2011	By: /s/ Scott M. Manson
Date	Scott M. Manson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation