Form 10-Q/A
period 2011-09-30
Ideal Financial Solutions Inc
filed 2011-11-22
CIK 1302849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED   September 30, 2011

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

As of November 21, 2011 the registrant had 22,893,227 shares of common stock outstanding.

EXPLANATORY NOTE

On November 15, 2011, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and failed to obtain the review of our interim financial statements by an independent registered public accounting firm. Our failure to complete the required review is a material weakness in our internal control over financial reporting. Since the date of the original filing, we have completed such a review.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Ideal Financial Solutions, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Ideal Financial Solutions, Inc. and subsidiaries as of September 30, 2011 and December 31, 2010, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. These condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
November 21, 2011

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$588,303	$64,727
Trade accounts receivable, net	1,464,035	-
Merchant reserves	-	189,721
Prepaid Expenses	2,500	-
Related party notes receivable - current portion	1,037	5,655
Total Current Assets	2,055,875	260,103

Property and Equipment, net of accumulated depreciation of $61,982 and $46,857, respectively	29,262	33,742
Total Assets	$2,085,137	$293,845

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$161,744	$238,389
Accrued liabilities	214,188	1,072,000
Deferred revenue	-	153,100
Notes payable	17,230	17,230
Total Current Liabilities	393,162	1,480,719
Shareholders' Equity (Deficit)
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized and outstanding; liquidation preference $10,053	10,053	10,053
Undesignated preferred stock, $0.001 par value; 9,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized 22,899,317 and 22,246,661 shares outstanding, respectively	22,899	22,246
Additional paid-in capital	7,491,811	7,215,173
Note Receivable – Shareholder	(12,500)
Accumulated deficit	(5,845,288)	(8,434,346)
Total Shareholders' Equity (Deficit)	1,691,975	(1,186,874)
Total Liabilities and Shareholders' Equity (Deficit)	$2,085,137	$293,845

See accompanying notes to the condensed consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS  OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenue, net of refunds	$3,297,149	$595,364	$4,661,693	$5,606,155
Expenses
Marketing and selling	100,773	5,244	238,034	2,577,464
Customer service	214,463	174,345	686,543	460,080
Professional fees	161,108	113,314	333,955	510,271
Merchant costs	24,194	202,444	44,453	1,529,228
General and administrative	1,076,304	259,052	1,477,976	905,997
Total Expenses	1,576,842	754,400	2,780,961	5,983,040
Income (Loss) from Operations	1,720,307	(159,036)	1,880,732	(376,885)
Other Income (expense)	(2,165)	25	526	5,252
Reversal of Accrual for Contingent Liability	707,500	-	707,500	-
Total Other Income (Expense)	705,535	25	708,026	5,252

Net Income (Loss)	$2,425,642	$(159,011)	$2,588,758	$(371,633)

Basic Earnings (Loss) Per Share	$0.07	$-	$0.08	$(0.02)
Diluted Earnings (Loss) Per Share	$0.07	$-	$0.08	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

IDEAL FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Nine
	Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$2,588,758	$(371,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	132,912	45,033
Depreciation and amortization	15,125	17,940
Changes in operating assets and liabilities:
Trade receivables	(1,464,035)	-
Merchant reserves	189,721	(272,253)
Other assets	(2,500)	1,278
Trade accounts payable	(76,646)	(124,871)
Accrued liabilities	(691,016)	729,132
Deferred revenue	(153,100)	(147,665)
Net Cash Provided By Operating Activities	539,219	(123,039)

Cash Flows from Investing Activities
Proceeds or advances of related party notes receivable	4,986	-
Redemption of Common Stock	(9,983)	-
Purchase of property and equipment	(10,646)	(18,461)
Net Cash Used in Investing Activities	(15,643)	(18,461)

Net Cash Used in Financing Activities	-	-
Net Change in Cash and Cash Equivalents	523,576	(141,500)
Cash and Cash Equivalents at Beginning of Period	64,727	328,856

Cash and Cash Equivalents at End of Period	$588,303	$187,356

Supplemental Schedule of Noncash Investing and Financing Activities

Common stock sold in exchange for note receivable from related party	$12,500	$-

Land issued to officers in payment of accrued salary	$-	$70,870

Common stock surrendered in payment of note receivable from related party	$-	$17,090

Common stock issued to settle accrued liabilities to officers	$166,796	-

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

Business Condition – During the nine months ended September 30, 2011, the Company received $593,219 in cash from its operating activities.   During the second quarter of 2010, the Company was notified of a purported credit card fine incurred in excess of the reserves held by a merchant bank. The Company previously reported this bogus fine on its books leading our independent auditors to issue a report dated March 25, 2011 that expressed substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by contesting claims, cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company bills the corporations who then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition – The vast majority of the Company’s revenues currently come from providing various consulting services to our Customers.  Customers are invoiced either weekly or monthly for the services provided during that period. Revenue is recognized upon the performance of the aforementioned services. Previously, one-time payment and monthly subscription fees vary and were based on the services provided to customers including access to the Company’s online software, upgraded access to the software, customer support and training. Online payments for subscription fees for each service were determined individually based on the price each service is charged to the customer and was recognized as revenue over the period the services are provided, less estimated refunds and processing fees based on historical experience rates.

Subscription fees received in advance of recognition as revenue were deferred until earned. Deferred revenue as of September 30, 2011 and December 31, 2010 were $0 and $153,100, respectively.  Estimated refunds and chargebacks were estimated and accrued in the same period the revenue was earned. Accrued refunds as of September 30, 2011 and December 31, 2010 were $0 and $47,714, respectively and are included in accrued liabilities. With the diminishment of subscription revenue in favor of consulting revenue all of the Company’s revenues are now billed on a monthly basis so the Company is no longer receiving payments in advance of the services that need to be deferred. Since the Company is no longer receing payment from credit cards there is no longer a need to reserve for possible credit card chargebacks.

Accounts Receivable – During the first quarter of 2011, the Company began selling its online subscription-based services to corporate customers and invoices them on a weekly basis after the services have been provided.  The Company generally does not require collateral and periodically reviews accounts receivable for amounts considered uncollectible.  Allowances are provided for uncollectible accounts when deemed necessary. At this time the Company believes that all of its Accounts Receivable are collectible and therefore have reserved zero for bad debt. So as to assist our customers in their cash flow needs, Customers are not required to pay for a portion of such services until 180 days after being invoiced for such. We do not charge any interest or late fee on such invoices if paid within such terms.

Major Customers –During the nine months ended September 30, 2011, sales to three customers represented 41%, 37% and 13%, respectively. At September 30, 2011, these customers made up 43%, 38% and 15%, respectively, of accounts receivable.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$2,425,642	$(159,011)	$2,588,758	$(371,633)
Weighted-average common shares outstanding	22,392,566	21,923,418	22,295,827	21,923,418
Effect of participating Series A convertible preferred stock	10,000,000	10,000,000	10,000,000	-
Basic weighted-average common shares outstanding	32,392,566	31,923,418	32,295,827	21,923,418
Dilutive effect of outstanding warrants	928,205	-	896,700	-
Diluted weighted-average common shares outstanding	33,320,761	31,923,418	33,192,527	21,923,418
Basic earnings (loss) per share	$0.07	$-	$0.08	$(0.02)
Diluted earnings (loss) per share	$0.07	$-	$0.08	$(0.02)

Reclassifications – Certain amounts presented in the 2010 condensed consolidated financial statements have been reclassified to conform to current-period presentation. As of September 30, 2011, a note receivable from a shareholder was reclassified from assets to the Stockholders' Equity section of the balance sheet.  Additionally, for the three and nine month period ended September 30, 2011, a reversal of an acrual of contingent liability was reclassified from merchant costs to other income.  These reclassifications had no effect on net income (loss) for the three or nine months ended September 30, 2010 and 2011.

NOTE 2 – SHAREHOLDERS’ EQUITY

Reverse Stock Split – On December 17, 2010, the board of directors approved a 200:1 reverse split of the outstanding common shares and a 50:1 reverse split on the number of authorized common shares.  The board also approved a 50:1 reverse split on the number of authorized preferred shares and approved a 200:1 reverse split of the authorized and the outstanding preferred stock designated as series A convertible.  The Company has retrospectively applied the reverse split for all periods presented.  Following the reverse split, the Company has 1,000,000 shares of authorized and outstanding series A convertible preferred stock; 9,000,000 shares of authorized undesignated preferred stock; and 160,000,000 shares of authorized common stock with 22,899,317 common shares outstanding at September 30, 2011.

Common Stock – In February 2010, the Company awarded to an officer a total of 50,000 shares of unvested common stock. The common stock awarded vested over a one-year period.  Compensation expense charged against operations for this stock-based award during the three and nine months ended September 30, 2011 was $0 and $5,667, respectively and is included in general and administrative expense in the accompanying consolidated financial statements. From February 2011 forward, the common stock was fully vested. In September 2011, the Board of Directors approved the awarding of 418,000 shares of common stock to certain Officers in exchange for forgiveness of $166,796 of previously accrued but unpaid Salaries. In September 2011, the Company awarded to an officer a total of 100,000 shares of common stock. Compensation expense in the amount of $54,000 was recorded. In September, 2011 the Company approved the sale of 50,000 shares of common stock to an Officer in exchange for an interest free non-recourse note in the amount of $12,500. In September 2011, the Company approved the issuance 135,763 shares of common stock for past investor relations consulting in the amount of $73,245. In August and September the Company repurchased 39,506 shares of its Common Stock in the amount of $9,983.

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

During 2010, the Company was notified of a claim from a merchant account processor (the “merchant”) for fines and penalties incurred in excess of the reserves held by the merchant for $1,134,900.  The fine was allegedly assessed by VISA, collected from the merchant and was an expense that could be passed on to the Company.  Though the Company has contested the claim from the onset, a contingent liability of $707,500 was recorded for the amount included in the original demand letter from the merchant. During the third quarter of 2011, the Company has obtained information that has led the Company to now believe that the original demand was fraudulent. That information includes learning of the merchant’s purported legal issues, the lack of any contact from the merchant, our discontinuance of processing credit cards with the merchant, the failure of the merchant to follow contractually mandated VISA guidelines and industry wide knowledge that the merchant had a history or assessing bogus fines. Management of the Company is now of the opinion that the likelihood of this claim having to be paid is remote and therefore the Company reversed the $707,500 accrual for the claim in the third quarter of 2011. Management has concluded that there remains a remote risk that the claim could be reasserted against the Company. If it is reasserted, the Company would bear the costs of its defense and the risk that the Company may have to pay the amount claimed.

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

Expenses

Total operating expenses for the three months ended September 30, 2011 were $1,576,842, an increase of $822,442 from expenses of $754,400 for the three months ended September 30, 2010.  The increase in operating expenses was due to increases in nearly all categories of operating expenses commensurate with the growth in our revenues for the three months ended September 30, 2011 as compared with the revenues for the three months ended September 30, 2010.

Our marketing and selling expenses increased by $95,529, to $100,773, in the three months ended September 30, 2011, from $5,244 in the three months ended September 30, 2010.  This increase in marketing and selling expenses is a result of new efforts so as to obtain new corporate customers.  Our customer service expenses increased by $40,118, to $214,463, in the three months ended September 30, 2011 from $174,345 in the three months ended September 30, 2010. The increase in customer service expense is due to increased compensation expense by the Company from our efforts to expand and improve our customer service by hiring a team of in-house customer service agents rather than using third party providers exclusively.

Expenses relating to professional fees increased by $47,794, to $161,108, in the three months ended September 30, 2011 from $113,314 in the three months ended September 30, 2010 due to an increase in costs related to reporting with the SEC including additional accounting staff, independent audit services and attorney fees.  Our merchant costs decreased $178,250 from $202,444in the three months ended September 30, 2010 to $24,194 in the three months ended September 30, 2011due to a decrease in our direct consumer business.  Our general and administrative expenses increased by $817,253 to $1,076,305 in the three months ended September 30, 2011 from $259,052 for the three months ended September 30, 2010. The increase in general and administrative expenses is due to increases in overall operations as revenues increased in 2011.

Our other Income/Expense increased by $705,409 due mostly to the reversal of the previously recorded accrual of a contingent liability related to a fraudulent demand letter about a purported fine as mentioned in Note 3.

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

Expenses

Total operating expenses for the nine months ended September 30, 2011 were $2,780,961, a decrease of $3,202,079 from expenses of $5,983,040 for the nine months ended September 30, 2010.  The decrease in operating expenses was due to decreases in most categories of operating expenses commensurate with our revenues for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.

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

Expenses relating to professional fees decreased by $176,316, to $333,955, in the nine months ended September 30, 2011 from $510,271 in the nine months ended September 30, 2010 due to a decrease in overall expenses and expenses directly related to registering with and complying with SEC rules and regulations.  Our merchant costs decreased $1,484,775 from $1,529,228 in the nine months ended September 30, 2010 to $44,453, in the nine months ended September 30, 2011. We had less merchant costs due to a decrease in our direct consumer business. Our general and administrative expenses increased by $571,979 to $1,477,976, in the nine months ended September 30, 2011 from $905,997 for the nine months ended September 30, 2010 The increase in general and administrative expenses is due to increases in overall operations.

Our other Income/Expense increased by $702,774 due mostly to the reversal of the previously recorded accrual of a contingent liability related to a fraudulent demand letter about a purported fine as mentioned in Note 3.

For nine months ended September 30, 2011, we have reported net income of $2,588,758, which represents an increase of $2,960,391 compared to our net loss of $(371,633) for the nine months ended September 30, 2010.   The principal driver of this increase in net income is an increase in revenue, in excess of the increase in expenses.

Liquidity and Capital Resources

Cash Flow.

We had $539,219 in cash provided by operations during the nine months ended September 30, 2011 compared to $123,039 used by operating activities during the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, our primary source of cash has continued to be from operations.  We used cash to pay down $76,646 in trade accounts payable, $150,312 to pay down accrued liabilities and to fund a decrease in deferred revenue of $153,100, as the revenue came out of deferment. We collected or wrote-off all merchant reserves, providing $189,721 in cash for the nine months ended September 30, 2011, compared to the $272,253 cash we used for the merchant reserve receivable for the nine months ended September 30, 2010.  We used $1,464,035 to fund an increase in trade receivables.  There were minimal financing activities in the first nine months of 2011 and investing activities included $10,646 of cash used for new computer purchases and the repurchase of $9,983 of the company’s Common Stock.

For the nine months ended September 30, 2010, we freed up cash by settling liabilities and paying for services with common stock valued at $299,708 and the reversal of a contingent liability of $707,500.

Capital Expenditures.

We expect capital expenditures during the next 12 months to include minor computer purchases, leasehold improvements and new furnishings.  Cash from operations should be sufficient to fund any new equipment needs.

Current and Expected Liquidity.

As of September 30, 2011, we had cash and cash equivalents of $588,303, Accounts Receivable of $1,464,035 and other current assets of $3,537.  As of September 30, 2011, we had current liabilities of $393,162, which is made up of $161,744 in accounts payable, $214,188 in accrued liabilities and $17,230 in notes payable, creating working capital of $1,662,713.

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

Business Condition – During the nine months ended September 30, 2011, the Company received $593,219 in cash from its operating activities.   During the second quarter of 2010, the Company was notified of a purported credit card fine incurred in excess of the reserves held by a merchant bank. The Company previously reported this bogus fine on its books leading our independent auditors to issue a report dated March 25, 2011 that expressed substantial doubt about the Company’s ability to continue as a going concern.  Management intends to mitigate these conditions by contesting claims, cutting costs, seeking out new customers and exploring new marketing opportunities.  To reduce the merchant costs of fees and potential fines and penalties, during the latter half of 2010, the Company moved from credit card processing to other platforms.  In addition, the Company has expanded its marketing by selling access to its software to corporate accounts rather than directly to individuals.  Under these corporate accounts, the Company bills the corporations who then allow their employees and customers access to the suite of online services offered.  Management believes that this should provide for a more stable and long-term customer base.  Uncertainty as to the outcome of these efforts raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.    Controls and Procedures

(a)    Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms. Due to miscommunications between our Auditors and Management we are now amending our Form 10Q to reflect that our 10Q for the period ending September 30, 2011, as filed on November 15, 2011 was filed prior to the Auditors completing their review. This deficiency has now been rectified with new procedures being enacted so as to prevent this reoccurring.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 500,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for 2011:

Period	Total Number	Average	Total Number	Maximum
	of Shares	Price	of Shares	dollar amt
	Purchased	per Share	Purchased	Remaining

August 2011	34,298	0.23	34,298	92,041
September 2011	5,208	0.37	39,506	90,017
October 2011	6,090	0.48	45,596	86,957
Total	45,596	0.28

(1)
Under the resolution adopted in July 2011, our Board of Directors authorized the repurchase of up to $100,000 to purchase shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of November 21, 2011, we had spent approximately $13,043 of the $100,000 designated for repurchase by our Board of Directors. The authorization of our Board of Directors was for a period of ninety days. In November the Board of Directors reauthorized such repurchase with no fixed expiration date,

Item 3.    Defaults Upon Senior Securities.

None

Item 5.    Other Information

None

Item 6.    Exhibits

a) See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ideal Financial Solutions, Inc.

November 21, 2011	By: /s/ Steven L. Sunyich
Date	Steven L. Sunyich,
Chief Executive Officer

November 21, 2011	By: /s/ Scott M. Manson
Date	Scott M. Manson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form 10 filed with the SEC on August 18, 2010, File No. 000-53922
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation